Form 10QSB
period 1999-09-30
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 1999-11-16
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-27819

_________________________________________________

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	58-2330633 (IRS Employer Identification No.)

505 Peachtree Street, Atlanta, GA 30308

(Address of Principal Executive Offices)

(404) 253-1112

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of November 1, 1999.


Focus Entertainment International, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Focus Entertainment International, Inc.

CONSOLIDATED BALANCE SHEET

September 30, 1999 and June 30, 1999

ASSETS
	September 30, 1999 (Unaudited)	June 30, 1999 (Audited)
Current assets
Cash and Cash Equivalents	$ 236,352	$ 246,445
Inventory	2,388,835	2,071,623
Accounts Receivable	5,250	5,250
Notes Receivable	160,644	156,694
Prepaid Insurance	86,217	119,008
Prepaid Rentals	77,118	84,625

Total current assets	2,954,416	2,683,645

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	280,251	277,614
Furniture and Fixtures	555,771	526,620
Leasehold Improvements	686,593	686,593
Store Equipment and Signage	775,754	775,754
Vehicles	54,010	54,011
	2,632,050	2,600,263
Accumulated depreciation	(1,072,209)	(1,001,988)

Net property and equipment	1,559,841	1,598,275

Other assets
Advances to Employees	1,101	3,849
Due From Stockholders	-	-
Goodwill -- net of amortization	616,597	616,550
Deferred Income Taxes	25,000	25,000
Deposits	86,741	93,083
Notes Receivable -- due after one year	117,723	159,396
Investments	26,144	26,144

Total other assets	873,306	924,022

Total assets	$ 5,387,563	$ 5,205,942

The accompanying notes are an integral part of these financial statements.


Focus Entertainment International, Inc.

CONSOLIDATED BALANCE SHEET

September 30, 1999 and June 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 1999 (Unaudited)	June 30, 1999 (Audited)
Current liabilities
Current portion of long term debt	$282,325	$296,135
Accounts payable	768,316	307,931
Accrued expenses	141,048	216,239
Income taxes payable	107,209	530,107
Deferred income taxes	-	-

Total current liabilities	1,298,898	1,350,412

Long-term liabilities
Due to stockholders	141,926	138,348
Long term debt (net of current portion)	228,399	230,164

Total liabilities	1,669,223	1,718,924

Commitments and Contingencies
Minority interest	1,155,876	1,253,944

Stockholders' equity
Common stock; $.001 par value,
50,000,000 shares authorized,
4,825,000 and 4,800,000 shares issued
and outstanding, respectively	4,825	4,825
Additional paid-in capital	165,150	2,700
Retained earnings	2,392,439	2,225,549

Total stockholders' equity	2,562,464	2,233,074

Total Liabilities and Stockholders' Equity	$5,387,563	$5,205,942

The accompanying notes are an integral part of these financial statements.


Focus Entertainment International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 1999 and 1998 (unaudited)

	1999	1998
Sales net of returns and allowances	$3,301,838	$3,220,099

Cost of Goods Sold	917,928	824,423

Gross Profit	2,383,910	2,395,676

General and Administrative Expenses	1,896,684	1,591,964

Income From Operations	487,226	803,712

Financial Income (Loss) Net of Financial	17,749	(22,586)

Income Before Income Taxes	504,975	781,126

Provision for Income Taxes	97,102	198,046

Minority Interest	240,983	263,666

Net Income	$166,890	$319,414

Basic EPS
Earnings Per Share of Common Stock	$0.03	$0.07
Average Number of Common Shares	4,875,000	4,825,000
Effect of Dilutive Securities Options	75,000	25,000

Diluted EPS
Earnings Per Share of Common Stock	$0.03	$0.07
Average Number of Common Shares	4,875,000	4,825,000
Effect of Dilutive Securities Options	75,000	25,000

The accompanying notes are an integral part of these financial statements.


Focus Entertainment International, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three months ended September 30, 1999 and 1998 (unaudited)

		Additional
	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of June 30, 1998	$ 4,800	$ 1,475	$ 792,891	$ 799,166

Issuance of Common Stock	25	1,225		1,250

Net Income			319,414	319,414

Balance as of September 30, 1998	$ 4,825	$ 2,700	$ 1,112,305	$ 1,119,830

Balance as of June 30, 1999	$ 4,825	$ 2,700	$ 2,225,549	$ 2,233,074

Issuance of Common Stock	50	162,450		162,500

Net Income			166,890	166,890

Balance as of September 30, 1999	$ 4,875	$ 165,150	$ 2,392,439	$ 2,562,464

The accompanying notes are an integral part of these financial statements.


Focus Entertainment International, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended September 30, 1999 and 1998 (unaudited)

	1999	1998

Cash Flows from Operating Activities
Net Income	$ 166,890	$ 319,414
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	70,221	69,750
Amortization	3,320	4,040
Minority Interest	240,983	263,666
Consulting fees paid with stock	162,500	-
Changes in operating assets and liabilities:
Accounts Receivable	-	(11,089)
Inventory	(317,212)	(112,007)
Advances to Employees	2,748	850
Prepaid Insurance	32,791	7,734
Prepaid Rentals	7,507	650
Deposits	5,000	-
Accounts Payable and Accrued Expenses	385,198	26,316
Income Taxes	(422,898)	(24,954)

Net Cash Provided by Operating
Activities	337,048	544,370

Cash flows from Investing Activities
Purchase of Property and Equipment	(31,789)	(86,182)
Repurchase of Shares from Minority Interests	(102,026)	(283,462)
Investment in Other LLC's	-	-
Notes Receivable	37,723	37,500

Net cash Used for Investing Activities	(96,092)	(332,144)

The accompanying notes are an integral part of these financial statements.


Focus Entertainment International, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three months ended September 30, 1999 and 1998 (unaudited)

	1999	1998

Cash Flows from Financing Activities
Proceeds from Long Term Debt	$ 100,000	$ 27,010
Payments on Long Term Debt	(115,575)	(346,004)
Advances to Stockholder	3,577	191,950
Stock Option Exercised	-	1,250
Minority Interest Contributions	-	-
Minority Interest Distribution	(239,051)	(203,439)

Net Cash Provided by (Used for)
Financing Activities	(251,049)	(329,233)

Net increase (decrease) in cash	(10,093)	(117,007)

Cash and cash equivalents, beginning of year	246,445	421,307

Cash and cash equivalents, end of year	$ 236,352	$ 304,300

Supplemental Disclosures of Cash Flow Information:

Cash payments during the year for:
Interest on debt obligations	$13,239	$41,190
Income taxes	520,000	223,000


Focus Entertainment International, Inc. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Focus Entertainment International, Inc. (the "Company" or "Focus") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-SB, which contains audited financial statements for the Company for the fiscal year ended June 30, 1999, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended September 30, 1999 are not indicative of the results that may be expected for the full year. (See Results of Operations on pages 16 through 18).

Company's Activities

Focus and its subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, and Water Pipe World and are located in the metropolitan Atlanta Georgia area in Fulton, Cobb, and DeKalb counties. The Company also promotes boxing events under the name "Boxing in Buckhead" and until May 1999 operated a boxing gym under the name Biggs Morrison Boxing.

Consolidation Issues

The consolidated financial statements include the accounts of the Company and the following wholly-owned or majority owned subsidiaries: Unique Visuals, LLC; Creative Visuals, LLC; Exciting Visuals, LLC; Fantastic Visuals, LLC; Northside Visuals, LLC; Cheshire Visuals, LLC; New York Video, LLC; Innovative Visuals, LLC; Federal Visuals, LLC; and Biggs Morrison Boxing, LLC. The consolidated financial statements exclude the results of material transactions between the Company and its consolidated affiliates, or among the Company's consolidated affiliates. The Company has reclassified certain amounts in its 1998 consolidated financial statements and notes to conform with the 1999 presentation.

Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Inventory

Inventory is stated at the lower of cost or market. Cost of video inventory is determined on the average cost method. All other inventory is valued by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $70,221 and $69,750 in 1999 and 1998, respectively.

Income Taxes

Deferred income taxes are provided for differences in depreciation for income tax and financial reporting purposes.

Cash and Cash Equivalents

The Company considers instruments with maturity of three months or less to be cash equivalents for purposes of the statements of cash flows.

Intangible Assets

Goodwill is recognized for financial statement purposes as the excess of the purchase price of interests in subsidiaries from minority investors and the book value of those interests. Goodwill is being amortized over 240 months.

Amortization expense charged to operations amounted to $3,320 and $4,040 in 1999 and 1998, respectively.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $75,836 and $60,695 for the three months ended September 30, 1999 and 1998, respectively.

Accounting Matters

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including some types of derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. We do not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact our financial reporting.

For the year ended June 30, 1999, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with information our management uses to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region. The adoption of the provision of SFAS No. 131 has not significantly impacted our financial reporting.

These statements reflect all adjustments, consisting of normal recurring adjustments that in the opinion of management are necessary for the fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's registration statement on Form 10-SB for the year ended June 30, 1999. The company follows the same accounting policies in preparation of interim reports.

Note 2 -- Disclosure about Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

Notes Receivable

The Company estimates that the fair value of notes receivable approximates the carrying value based upon the rates of interest approximating the rates of return on investments of similar risk.

Notes Payable

The Company estimates that the fair value of notes payable approximates carrying value based upon its effective borrowing rate for issuance of debt with similar terms and remaining maturities.

Note 3 -- Short-Term Indebtedness

During the quarter ended September 30, 1999, the Company borrowed $100,000 from an unrelated party. The loan is evidenced by a promissory note, bears interest at 24% per annum, and requires monthly payments of interest and the full repayment of all principle within 90 days. The note is collateralized by the Company's 70% interest in Innovative Visuals, LLC.

Note 4 -- Investments

Investments at September 30, 1999 consist of a 15 percent ownership interest in an adult fantasy store located in Myrtle Beach, South Carolina and a 15 percent ownership interest in an adult fantasy store located in Tampa, Florida. Both locations are majority owned, managed, and operated by a minority investor in four of the Companies subsidiaries. No income or loss has been recognized related to these investments.

Note 5 -- Income Taxes

The following is a summary of the income tax provision for the three months ended September 30:

	1999	1998

Current:
Federal	$ 82,522	$ 168,310
State	14,580	29,736
Deferred:
Principally Federal	-	-

	$ 97,102	$ 198,046

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses.

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	1999	1998

Computed at Expected Statutory Rates	34.0%	34.0%

Income Taxable to Minority Interests	(16.2%)	(11.5%)

Non-deductible Meals and Entertainment	(0.5%)	(0.1%)

Excess Book Depreciation over Tax	-	-

State Income Tax Net of Federal Benefit	5.7%	5.7%

Other	(3.8%)	(2.7%)

	19.2%	25.4%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.

Note 6 -- Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location is allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

			Minority	Minority
	Minority	Minority	Ownership	Equity
	Earnings	Distributions	September 30,	September 30,
Subsidiary	Fiscal 2000	Fiscal 2000	1999	1999

Unique Visuals, LLC	$ -	$ 3,172	13.83%	$ 28,202
Exciting Visuals, LLC	98,310	91,408	41.67%	388,189
Fantastic Visuals, LLC	108,261	105,730	48.75%	395,238
Northside Visuals, LLC	8,523	8,637	14.48%	41,785
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	25,889	30,104	44.95%	161,962
Innovative Visuals, LLC	-	-	29.90%	140,000
1690 Cobb, LLC	-	-	5.00%	-
Federal Visuals, LLC	-	-	5.00%	500
Biggs Morrison Boxing, LLC	-	-	0.00%	-

Total	$ 240,983	$ 239,051		$ 1,155,876

			Minority	Minority
	Minority	Minority	Ownership	Equity
	Earnings	Distributions	September 30,	September 30,
Subsidiary	Fiscal 1999	Fiscal 1999	1998	1998

Unique Visuals, LLC	$ 16,733	$ 5,958	25.00%	$ 43,628
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	111,483	62,295	41.67%	267,950
Fantastic Visuals, LLC	97,806	65,041	48.75%	255,634
Northside Visuals, LLC	37,644	32,645	40.42%	67,945
Cheshire Visuals, LLC	-	-	55.00%	50,100
New York Video, LLC	-	-	49.90%	150,100
Innovative Visuals, LLC	-	-	55.00%	240,100
Federal Visuals, LLC	-	37,500	44.37%	101,000
Biggs Morrison Boxing, LLC	-	-	33.33%	100

Total	$ 263,666	$ 203,439		$ 1,176,557

Note 7 -- Repurchase of Minority Interests

On September 21, 1999, the Company purchased a 20 percent ownership interest in Innovative Visuals, LLC from Ladue Partners, LLC for $100,000. The book value of the interest purchased was $100,000. This transaction resulted in increasing the Company's ownership interest in Innovative Visuals, LLC to 70.1 percent.

Note 8 -- Issuance of Stock in Private Transactions

On August 1, 1999, the Company entered into an agreement with Stockbroker Associates, Inc. wherein Stockbrokers Associates, Inc. agreed to provide certain promotional and financial consulting services. The Company agreed to pay Stockbrokers Associates Inc. a fee of $260,000 in weekly installments of $5,000 for 52 weeks. In addition, the Company agreed to issue 100,000 shares of its common stock in four monthly installments of 25,000 shares commencing August 1, 1999. In the event the Company successfully completes a private offering pursuant to Regulation D of the Rules and Regulations of the Securities and Exchange Commission of a minimum amount of $2,000,000, the Company is further obligated to issue an additional 25,000 shares of its common stock to Stockbrokers Associates, Inc. All of the stock issuable to Stockbroker Associates, Inc. was issued pursuant to Section 4(2) of the Securities Act of 1933, and is restricted stock.

Note 9 -- Contingencies

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At September 30, 1999, the Company estimates that $325,304 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Beginning in July 1998, the Company has leased certain warehouse, maintenance, and janitorial employees from an employee leasing company operated by an employee of the Company. The Company believes that the employee leasing company may have failed to properly account for Federal and State employment taxes and pay them over to the taxing authorities on a timely basis. The Company believes that it is the only client of said employee leasing company. The Company has paid $399,326 to the employee leasing company through September 30, 1999. The company paid $110,141 and $40,732 respectively for the three months ended September 30, 1999 and 1998.

Note 10 -- Subsequent Events

On October 1, 1999, the Company purchased a 13.8275 percent ownership interest in Unique Visuals, LLC from five minority investors for $50,000. The book value of the interest purchased was $28,202. This transaction resulted in the Company's recognition of goodwill of $21,798 and increased the Company's ownership interest in Unique Visuals, LLC to 100 percent.

On October 22, 1999, an option to purchase 25,000 shares of the Company's common stock at an exercise price of $.05 per share expired without being exercised.

Note 11 -- Related Party Transactions

The Company leases a building from a former minority owner before and after his remaining interest was acquired by the Company's majority stockholder. Lease payments amounted to $43,758 and $-0- for the three months ended September 30, 1999 and 1998, respectively.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $26,295 and $32,738 during the three months ended September 30, 1999 and 1998, respectively. The son-in-law of the same minority owner provided electrical work amounting to $9,209 and $18,422 during the three months ended September 30, 1999 and 1998, respectively.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Revenues

For the quarter ended September 30, 1999, the Company had net sales of $3,301,838, as compared to net sales in the quarter ended September 30, 1998 of $3,220,099, an increase of $81,739, or 2.54%. Management believes the increase is primarily attributable to the maturation of two locations opened in Atlanta in February 1998 and August 1998, as well as the opening of a new location in Marietta, GA in July 1999. These locations showed an increase in net sales of 83.4%. This increase helped to offset a 16.48% reduction in net sales from the Company's inner-city locations. Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area.

Cost of Goods Sold

For the quarter ended September 30, 1999, cost of goods sold were $917,928, as compared to cost of goods sold in the quarter ended September 30, 1998 of $824,423, an increase of $93,505, or 11.34%. As a percentage of net sales, cost of goods sold increased from 25.6% to 27.8% from 1998 to 1999. Cost of goods sold as a percentage of net sales increased as a result of a change in the mix of sales to less profitable lines, most notably evidenced by a 19.78% decline in video viewing booth revenues.

General and Administrative Expenses

For the quarter ended September 30, 1999, general and administrative expenses were $1,896,684, as compared to $1,591,964 in the quarter ended September 30, 1998, an increase of $304,720, or 19.14%. As a percentage of net sales, general and administrative expenses increased from 49.4% to 57.4% from 1998 to 1999. The increase in general and administrative expenses was primarily the result of a $219,500 increase in promotional and consulting services relating to the Company pending registration under the Securities Exchange Act of 1934. Additionally there was an increase of $52,592 in the cost of leased janitorial, maintenance and warehouse employees, and an increase of $46,406 in rentals, which are attributable to the addition of locations.

Financial Income Net of Financial Expenses

For the quarter ended September 30, 1999, financial income net of financial expenses increased by $40,335, from a loss of $22,586 for the quarter ended September 30, 1998 to a profit of $17,749 for the quarter ended September 30, 1999. This is primarily attributable to a decrease in interest expense of $27,951, and increases in interest income of $3,783, and in payment discounts of $5,721 from 1998 to 1999.

Income Taxes

For the quarter ended September 30, 1999, the Company incurred income tax expense of $97,102, as compared to income tax expense of $198,046 for the quarter ended September 30, 1998, a decrease of $100,944, or 51%. The decrease is primarily attributable to decreased income from operations during the quarter ended September 30, 1999. As of September 30, 1999 and 1998, the Company had Deferred Income Taxes of $25,000 and $4,000, respectively. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At September 30, 1999, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the quarter ended September 30, 1999, the Company had net income of $166,890, compared to net income of $319,414 for the quarter ended September 30, 1998, a decrease of $152,524, or 47.8%. Even though the Company's general and administrative expenses increased dramatically, a substantial part of the increase was the result of non-recurring expenses incurred during the period and therefore may not be indicative of future results.

Liquidity and Capital Resources

As of September 30, 1999, the Company had net working capital of $1,655,518, compared to net working capital of $362,282 as of September 30, 1998, an increase of $1,293,136 and net working capital of $1,333,233 on June 30, 1999. As of September 30, 1999, the Company's long-term debt was $370,325, of which $141,926 was held by the Company's majority stockholder, as compared to long-term debt of $330,801 at September 30, 1998. Working capital was adversely effected during the quarter ended September 30, 1999 by the payment of substantial income taxes and the buildup of inventory in at its new stores and for the holiday season, offset by earnings from operations and increases in accounts payable during the quarter. During the quarter ended September 30, 1999, the Company continued to concentrate on improving and consolidating its long-term financial position. As a result, the Company continued to reduce its long-term liabilities and repurchase minority interests in its operating subsidiaries where repurchase opportunities exist. The improvements in the Company's balance sheet in fiscal 2000 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth.

The Company funds its short-term working capital needs, including the purchase of video and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital needs for its existing locations. As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of new store openings. There can be no assurance that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital to sustain the continued growth of the Company.

The Company's primary long-term capital needs are for opening and acquiring new locations. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases.

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at September 30, 1999 and 1998. The carrying value of the Company's notes receivable approximate fair market value at September 30, 1999 and 1998.

Year 2000

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that uses time-sensitive software programming may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has completed an assessment of all of its information technology systems, related computer applications, and any embedded systems contained in the Company's buildings, equipment, and other infrastructure and has determined that it is ready for the Year 2000. Substantially all of the Company's hardware and software systems have been verified as being Year 2000 compliant.

The Company has important and material relationships with a number of its vendors and suppliers and has obtained verification from these third parties that they expect to be Year 2000 compliant in time. However, if the Company's vendors and suppliers are unable to resolve such processing issues in a timely manner, it could result in material financial risk to the Company.

Management has determined that the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. The worst-case scenario for the Company would be the failure of its stores' point-of-sale systems. The Company is in the process of developing back-up systems that do not rely on computers in response to this unlikely event.


PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

Not Applicable.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: November 12, 1999	/s/ Michael S. Morrison
By: Michael S. Morrison, President and Chief Financial Officer