Form 10QSB
period 1999-12-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2000-02-15
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 000-27819

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of February 14, 2000.

Focus Entertainment International, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Focus Entertainment International, Inc.

CONSOLIDATED BALANCE SHEET

December 31, 1999 and June 30, 1999

ASSETS	December 31 1999 (Unaudited)	June 30 1999 (Audited)
Current assets
Cash and Cash Equivalents	$ 408,906	$ 246,445
Inventory	2,538,682	2,071,623
Accounts Receivable	26,795	5,250
Notes Receivable	-	156,694
Prepaid Insurance	58,585	119,008
Prepaid Rentals	65,649	84,625

Total current assets	3,098,617	2,683,645

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	293,566	277,614
Furniture and Fixtures	555,772	526,620
Leasehold Improvements	750,700	686,593
Store Equipment and Signage	775,754	775,754
Vehicles	54,010	54,011
	2,709,473	2,600,263
Accumulated depreciation	(1,142,430)	(1,001,988)

Net property and equipment	1,567,043	1,598,275

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONSOLIDATED BALANCE SHEET

December 31, 1999 and June 30, 1999

ASSETS (CONTINUED)	December 31 1999 (Unaudited)	June 30 1999 (Audited)
Other assets
Advances to Employees	42	3,849
Due From Stockholders	-	-
Goodwill - net of amortization	857,008	537,195
Deferred Income Taxes	25,000	25,000
Deposits	88,650	93,083
Notes Receivable - due after one year	75,000	159,396
Investments	21,787	26,144

Total other assets	1,067,487	844,667

Total assets	$ 5,733,147	$ 5,126,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long term debt	$303,548	$296,135
Accounts payable	868,307	307,931
Accrued expenses	165,805	216,239
Income taxes payable	34,396	530,107
Deferred income taxes	-	-

Total current liabilities	1,372,056	1,350,412

Long-term liabilities
Due to stockholders	110,299	138,348
Long term debt (net of current portion)	418,737	230,164

Total liabilities	1,901,092	1,718,924

Commitments and Contingencies
Minority interest	980,182	1,253,944

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONSOLIDATED BALANCE SHEET

December 31, 1999 and June 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)
Stockholders' equity
Common stock; $.001 par value, 50,000,000 shares authorized, 4,900,000 and 4,825,000 shares issued and outstanding, respectively	4,900	4,825
Additional paid-in capital	254,188	2,700
Retained earnings	2,592,785	2,146,194

Total stockholders' equity	2,851,873	2,153,719

Total Liabilities and Stockholders' Equity	$5,733,147	$5,126,587

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 1999 and 1998 (unaudited)

	1999	1998
Sales net of returns & allowances
Product Sales	$ 2,235,174	$ 2,075,190
Service Sales	1,066,664	1,144,909

Total sales	3,301,838	3,220,099

Cost of Goods Sold	917,928	824,423

Gross Profit	2,383,910	2,395,676

General & Administrative Expenses	1,898,159	1,591,741

Income From Operations	485,751	803,935

Other Income (Expense)
Rental Income	15,000	12200
Interest Income	7,309	3526
Interest Expense	(13,239)	(41,190)
Other Income	8,679	2878

Total Other Income (Expense)	17,749	(22,586)

Income Before Income Taxes	503,500	781,349

Provision for Income Taxes	97,102	198,047

Minority Interest	240,983	263,666

Net Income	$165,415	$319,636

Basic EPS
Earnings Per Share of Common Stock	$0.03	$0.07
Average Number of Common Shares Outstanding	4,875,000	4,800,000
Effect of Dilutive Securities Options	75,000	50,000

Diluted EPS
Earnings Per Share of Common Stock	$0.03	$0.07
Average Number of Common Shares Outstanding	4,950,000	4,850,000
Effect of Dilutive Securities Options	0	0

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended December 31, 1999 and 1998 (unaudited)

	1999	1998
Sales net of returns & allowances
Product Sales	$ 4,672,466	$ 4,276,155
Service Sales	2,112,614	2,275,720

Total sales	6,785,080	6,551,875

Cost of Goods Sold	1,972,468	1,580,605

Gross Profit	4,812,612	4,971,270

General & Administrative Expenses	3,641,175	3,225,099

Income From Operations	1,171,437	1,746,171

Other Income (Expense)
Rental Income	32,520	27200
Interest Income	13,706	5209
Interest Expense	(29,416)	(65,098)
Other Income	33,642	5304

Total Other Income (Expense)	50,452	(27,385)

Income Before Income Taxes	1,221,889	1,718,786

Provision for Income Taxes	274,289	432,531

Minority Interest	501,010	577,163

Net Income	$446,590	$709,092

Basic EPS
Earnings Per Share of Common Stock	$0.09	$0.15
Average Number of Common Shares
Outstanding	4,900,000	4,825,000
Effect of Dilutive Securities Options	0	25,000

Diluted EPS
Earnings Per Share of Common Stock	$0.09	$0.15
Average Number of Common Shares
Outstanding	4,900,000	4,850,000
Effect of Dilutive Securities Options	0	0

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended December 31, 1999 and 1998 (unaudited)

		Additional
	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of June 30, 1998	$ 4,800	$ 1,475	$ 757,647	$ 763,922

Issuance of Common Stock	25	1,225		1,250

Net Income			709,092	709,092

Balance as of December 31, 1998	$ 4,825	$ 2,700	$ 1,466,739	$ 1,474,264

Balance as of June 30, 1999	$ 4,825	$ 2,700	$ 2,146,195	$ 2,153,720

Issuance of Common Stock	75	251,488		251,563

Net Income			446,590	446,590

Balance as of December 31, 1999	$ 4,900	$ 254,188	$ 2,592,785	$ 2,851,873

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31, 1999 and 1998 (unaudited)

	1999	1998

Cash Flows from Operating Activities
Net Income	$ 446,590	$ 709,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140,442	148,500
Amortization	9,727	7,269
Minority Interest	501,010	577,163
Consulting fees paid with stock	251,563	-
Changes in operating assets and liabilities:
Accounts Receivable	(21,545)	(83,391)
Inventory	(467,059)	(410,745)
Advances to Employees	3,808	775
Prepaid Insurance	60,423	(25,968)
Prepaid Rentals	18,976	650
Deposits	1,750	-
Accounts Payable & Accrued Expenses	509,945	(76,257)
Income Taxes	(495,711)	149,530

Net Cash Provided by Operating Activities	959,919	996,618

Cash flows from Investing Activities
Purchase of Property & Equipment	(109,211)	(125,116)
Repurchase of Shares from Minority Interests	(715,028)	(313,962)
Investment in Other LLC's	4,357	(25,000)
Notes Receivable	241,090	(75,000)

Net cash Used for Investing Activities	(578,792)	(539,078)

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six months ended December 30, 1999 and 1998 (unaudited)

	1999	1999

Cash Flows from Financing Activities
Proceeds from Long Term Debt	$ 393,951	$ 47,010
Payments on Long Term Debt	(197,966)	(506,408)
Advances to Stockholder	(28,049)	143,941
Stock Option Exercised	-	1,250
Minority Interest Contributions	-	-
Minority Interest Distribution	(386,602)	(408,896)

Net Cash Provided by (Used for)
Financing Activities	(218,666)	(723,103)

Net increase (decrease) in cash	162,461	(265,563)

Cash & cash equivalents, beginning of period	246,445	421,307

Cash and cash equivalents, end of period	$ 408,906	$ 155,744

Supplemental Disclosures of Cash Flow Information:

Cash payments during the year for:
Interest on debt obligations	$29,416	$65,098
Income taxes	770,000	306,596

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 (Unaudited)

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

The results of operations for the period ended December 31, 1999 are not indicative of the results that may be expected for the full year.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $140,442 and $148,500 for the six months ended December 31, 1999 and 1998, respectively.

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

Amortization expense charged to operations amounted to $9,727 and $7,269 for the six months ended December 31, 1999 and 1998, respectively.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $158,803 and $103,754 for the six months ended December 31, 1999 and 1998, respectively.

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

Note 2 - Disclosure about Fair Value of Financial Instruments

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

Note 3 - Short-Term Indebtedness

During the six months ended December 31, 1999, the Company borrowed $100,000 from a company in which Michael Morrison holds an equity position. The loan was evidenced by a promissory note, bearing interest at 24% per annum, and required monthly payments of interest and the full repayment of all principle within 90 days. The note was collateralized by the Company's 70% interest in Innovative Visuals, LLC. The note was paid in full in accordance with the terms therein.

On December 31, 1999 the Company issued a promissory note to Big Top Promo & Expo, Inc. for $393,951 as part of the purchase of Big Top's interest in Exciting Visuals, LLC, Northside Visuals, LLC, and New York Video, LLC. The note calls for an initial payment of $101,250, and 30 monthly installments of $10,833 to amortize the balance at 8% per annum.

Note 4 - Investments

Investments at December 31, 1999 consist of a 15 percent ownership interest in an adult fantasy store located in Myrtle Beach, South Carolina and a 10 percent ownership interest in an adult fantasy store located in Tampa, Florida. Both locations are majority owned, managed, and operated by Big Top Promo & Expo, Inc. which was a minority investor in three of the Companies subsidiaries until December 31, 1999. No income or loss has been recognized related to these investments.

Note 5 - Income Taxes

The following is a summary of the income tax provision for the six months ended December 31:

	1999	1998

Current:
Federal	$ 233,105	$ 392,350
State	41,184	40,181
Deferred:
Principally Federal	-	-

	$ 274,289	$ 432,531

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses.

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	1999	1998

Computed at Expected Statutory Rates	34.0%	34.0%

Income Taxable to Minority Interests	(16.2%)	(11.5%)

Non-deductible Meals and Entertainment	(0.5%)	(0.1%)

Excess Book Depreciation over Tax	-	-

State Income Tax Net of Federal Benefit	5.7%	5.7%

Other	(3.8%)	(2.7%)

	19.2%	25.4%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.

Note 6 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location is allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

			Minority	Minority
	Minority	Minority	Ownership	Equity
	Earnings	Distributions	December 31,	December 31,
Subsidiary	Fiscal 2000	Fiscal 2000	1999	1999

Unique Visuals, LLC	$ -	$ 3,172	0.00%	$ -
Exciting Visuals, LLC	200,033	150,553	25.00%	251,023
Fantastic Visuals, LLC	222,541	170,962	48.75%	444,285
Northside Visuals, LLC	20,050	14,934	8.54%	26,960
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	51,800	46,856	29.95%	110,953
Innovative Visuals, LLC	6,586	125	29.90%	146,461
1690 Cobb, LLC	-	-	5.00%	-
Federal Visuals, LLC	-	-	5.00%	500
Biggs Morrison Boxing, LLC	-	-	0.00%	-

Total	$ 501,010	$ 386,602		$ 980,182
			Minority	Minority
	Minority	Minority	Ownership	Equity
	Earnings	Distributions	December 31,	December 31,
Subsidiary	Fiscal 1999	Fiscal 1999	1998	1998

Unique Visuals, LLC	$ 28,550	$ 19,826	13.83%	$ 30,081
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	233,831	160,146	41.67%	292,445
Fantastic Visuals, LLC	221,722	157,033	48.75%	287,558
Northside Visuals, LLC	41,620	48,382	14.48%	56,472
Cheshire Visuals, LLC	-	-	5.00%	100
New York Video, LLC	51,151	23,510	49.95%	177,742
Innovative Visuals, LLC	-	-	49.90%	240,100
Federal Visuals, LLC	-	75,000	44.37%	51,000
Biggs Morrison Boxing, LLC	-	-	33.33%	100

Total	$ 576,904	$ 483,897		$ 1,135,598

Note 7 - Repurchase of Minority Interests

On September 21, 1999, the Company purchased a 20 percent ownership interest in Innovative Visuals, LLC from Ladue Partners, LLC for $100,000. The book value of the interest purchased was $100,000. This transaction resulted in increasing the Company's ownership interest in Innovative Visuals, LLC to 70.1 percent.

On October 1, 1999 the Company purchased all remaining minority ownership interests in Unique Visuals, LLC for $50,000. The book value of the interest purchased was $28,202. This transaction resulted in the recognition of $21,798 in goodwill, and increased the Company's ownership to 100 percent.

On December 30, 1999 the Company purchased a 16.67 percent interest in Exciting Visuals, LLC from Big Top Promo & Expo, Inc. for $389,316. The book value of the interest purchased was $179,745. This transaction resulted in the recognition of $209,571 in goodwill, and increased the Company's ownership to 75 percent.

On December 30, 1999 the Company purchased a 5.94 percent interest in Northside Visuals, LLC from Big Top Promo & Expo, Inc. for $43,407. The book value of the interest purchased was $20,055. This transaction resulted in the recognition of $23,352 in goodwill, and increased the Company's ownership to 91.46 percent.

On December 30, 1999 the Company purchased a 15 percent interest in New York Video, LLC from Big Top Promo & Expo, Inc. for $130,279. The book value of the interest purchased was $60,169. This transaction resulted in the recognition of $70,110 in goodwill, and increased the Company's ownership to 70.05 percent.

Note 8 - Issuance of Stock in Private Transactions

On August 1, 1999, the Company entered into an agreement with Stockbroker Associates, Inc. wherein Stockbrokers Associates, Inc. agreed to provide certain promotional and financial consulting services. The Company agreed to pay Stockbrokers Associates Inc. a fee of $260,000 in weekly installments of $5,000 for 52 weeks. In addition, the Company agreed to issue 100,000 shares of its common stock in four monthly installments of 25,000 shares commencing August 1, 1999. All of the stock issuable to Stockbroker Associates, Inc. was issued pursuant to Section 4(2) of the Securities Act of 1933, and is restricted stock

On October 12, 1999 the Company cancelled the agreement with Stockbroker Associates, Inc. in accordance with the terms of the agreement. As part of the cancellation, the Company agreed to issue Stockbroker Associates, Inc. 75,000 shares of common stock which was due and payable as of the date of cancellation under the contract.

On October 22, 1999, an option to purchase 25,000 shares of the Company's common stock at an exercise price of $0.05 per share expired without being exercised.

Note 9 - Contingencies

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At December 31, 1999, the Company estimates that $158,265 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Beginning in July 1998, the Company has leased certain warehouse, maintenance, and janitorial employees from an employee leasing company operated by an employee of the Company. The Company believes that the employee leasing company may have failed to properly account for Federal and State employment taxes and pay them over to the taxing authorities on a timely basis. The Company believes that it is the only client of said employee leasing company. The Company has paid $507,485 to the employee leasing company through December 31, 1999. The company paid $227,799 and $146,818 respectively for the six months ended December 31, 1999 and 1998.

Note 10 - Subsequent Events

On January 10, 2000 the Company borrowed $250,000 from RFF Family Partnership, L.P. payable in 24 monthly installments of $11,768 including interest at 12 percent per annum. Additionally, there are loan fees of $16,000 and $10,000 payable at the inception of the loan and on or before January 10, 2001, respectively.

Note 11 - Related Party Transactions

The Company leased a building from a former minority owner before and after his remaining interest was acquired by Michael Morrison the Company's majority stockholder. Lease payments amounted to $73,000 and $-0- for the six months ended December 30, 1999 and 1998, respectively. The lease agreement was cancelled at November 30, 1999.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $40,842 and $47,706 during the six months ended December 31, 1999 and 1998, respectively. The son-in-law of the same minority owner provided electrical work amounting to $12,257 and $24,660 during the six months ended December 31, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made .

Until the Company is subject to the reporting requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 at this time, the Company cannot avail itself of the safe harbor protections of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934 with respect to any forward-looking statements contained herein.

Results of Operations

Revenues

For the six months ended December 31, 1999, the Company had net sales of $6,785,080, as compared to net sales in the six months ended December 31, 1998 of $6,551,875, an increase of $233,205, or 3.56%. Management believes the increase is primarily attributable to the maturation of two locations opened in Atlanta in February 1998 and August 1998, as well as the opening of a new location in Marietta, Georgia in July 1999. These locations showed an increase in net sales of 63.16%. This increase helped to offset a 13.31% reduction in net sales from the Company's inner-city locations. Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area.

Cost of Goods Sold

For the six months ended December 31, 1999, cost of goods sold were $1,972,468, as compared to cost of goods sold in the six months ended December 31, 1998 of $1,580,605, an increase of $391,863, or 24.79%. As a percentage of net sales, cost of goods sold increased from 24.12% to 29.07% from 1998 to 1999. Cost of goods sold as a percentage of net sales increased as a result of a change in the mix of sales to less profitable lines, most notably evidenced by a 25.63% decline in video viewing booth revenues.

General & Administrative Expenses

For the six months ended December 31, 1999, general and administrative expenses were $3,641,176, as compared to $3,225,099 in the six months ended December 31, 1998, an increase of $416,077, or 12.90%. As a percentage of net sales, general and administrative expenses increased from 49.22% to 53.66% from 1998 to 1999. The increase in general and administrative expenses was primarily the result of a $313,563 increase in promotional and consulting services relating to the Company pending registration under the Securities Exchange Act of 1934. Additionally there was an increase of $80,981 in the cost of leased janitorial, maintenance and warehouse employees, and an increase of $55,039 in advertising expenses.

Financial Income Net of Financial Expenses

For the six months ended December 31, 1999, financial income net of financial expenses increased by $77,837, from a loss of $27,385 for the six months ended December 31, 1998 to a profit of $50,452 for the six months ended December 31, 1999. This is primarily attributable to a decrease in interest expense of $35,682.55, and increases in interest income of $8,497, and in payment discounts of $25,703 from 1998 to 1999.

Income Taxes

For the six months ended December 31, 1999, the Company incurred income tax expense of $274,289, as compared to income tax expense of $432,530 for the six months ended December 31, 1998, a decrease of $158,241, or 36.58%. The decrease is primarily attributable to decreased income from operations during the six months ended December 31, 1999. As of December 31, 1999 and 1998, the Company had Deferred Income Taxes of $25,000 and $4,000, respectively. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At December 31, 1999, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the six months ended December 31, 1999, the Company had net income of $446,590, compared to net income of $709,092 for the six months ended December 31, 1998, a decrease of $262,502, or37.02%. Even though the Company's general and administrative expenses increased dramatically, a substantial part of the increase was the result of non-recurring expenses incurred during the period and therefore may not be indicative of future results.

Liquidity and Capital Resources

As of December 31, 1999, the Company had net working capital of $1,726,561, compared to net working capital of $611,838 as of December 31, 1998, an increase of $1,114,723 and net working capital of $1,333,233 on June 30, 1999. As of December 31, 1999, the Company's long-term debt was $529,036, of which $110,299 was held by the Company's majority stockholder, as compared to long-term debt of $293,079 at December 31, 1998. Working capital was adversely effected during the six months ended December 31, 1999 by the payment of substantial income taxes, the buildup of inventory in its new stores and for the holiday season, and the purchase of a substantial minority interest. This was offset by earnings from operations and increases in accounts payable during the six months as well as an increase in long term debt. During the six months ended December 31, 1999, the Company continued to concentrate on improving and consolidating its long-term financial position. The improvements in the Company's balance sheet in fiscal 2000 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at June 30, 1999 and 1998. The carrying value of the Company's notes receivable approximate fair market value at June 30, 1999 and 1998.

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: February 14, 2000	/s/ Michael S. Morrison
By: Michael S. Morrison, President and Chief Financial Officer