Form 10QSB
period 2000-03-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2000-05-19
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of May 15, 2000.

Focus Entertainment International, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Focus Entertainment International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2000 and June 30, 1999 (unaudited)

ASSETS
	March 31, 2000	June 30, 1999
Current assets
Cash and Cash Equivalents	$379,506	$246,445
Inventory	2,545,243	2,071,623
Accounts Receivable	16,489	5,250
Notes Receivable	--	156,694
Prepaid Income Taxes	76,156	--
Prepaid Insurance	25,516	119,008
Prepaid Rentals	71,206	84,625

Total current assets	3,114,116	2,683,645

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	322,787	277,614
Furniture and Fixtures	648,651	526,620
Leasehold Improvements	911,041	686,593
Store Equipment and Signage	818,235	775,754
Vehicles	54,010	54,011
	3,034,395	2,600,263
Accumulated depreciation	(1,212,652)	(1,001,988)

Net property and equipment	1,821,743	1,598,275

Other assets
Advances to Employees	593	3,849
Goodwill -- net of amortization	1,362,545	537,195
Deferred Income Taxes	25,000	25,000
Deposits	87,368	93,083
Notes Receivable -- due after one year	75,000	159,396
Investments	8,715	26,144

Total other assets	1,559,221	844,667

Total assets	$6,495,080	$5,126,587

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2000 and June 30, 1999 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2000	June 30, 1999
Current liabilities
Current portion of long term debt	$432,716	$296,135
Accounts payable	1,093,573	307,931
Accrued expenses	188,858	216,239
Income taxes payable	--	530,107
Deferred income taxes	--	--

Total current liabilities	1,715,147	1,350,412

Long-term liabilities
Due to stockholders	33,072	138,348
Long term debt (net of current portion)	711,761	230,164

Total liabilities	2,459,980	1,718,924

Minority interest	1,076,893	1,253,944

Stockholders' equity
Common stock; $.001 par value, 50,000,000 shares authorized, 4,900,000 and 4,825,000 shares issued and outstanding, respectively	4,900	4,825
Additional paid-in capital	254,188	2,700
Retained earnings	2,699,119	2,146,194

Total stockholders' equity	2,958,207	2,153,719

Total Liabilities and Stockholders Equity	$6,495,080	$5,126,587

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months ended March 31, 2000 and 1999 (unaudited)

	2000	1999
Sales net of returns and allowances
Product Sales	$ 7,064,740	$ 6,497,007
Service Sales	3,116,378	3,393,857

Total sales	10,181,118	9,890,864

Cost of Goods Sold	3,259,125	2,443,898

Gross Profit	6,921,993	7,446,966

General and Administrative Expenses	5,259,887	4,811,246

Income From Operations	1,662,106	2,635,720

Other Income (Expense)
Rental Income	38,820	42,200
Interest Income	17,217	13,177
Interest Expense	(69,319)	(74,622)
Other Income	53,141	8,437

Total Other Income (Expense)	39,859	(10,808)

Income Before Income Taxes	1,701,965	2,624,912

Provision for Income Taxes	447,745	629,024

Minority Interest	701,296	878,974

Net Income	$552,924	$1,116,914

Basic EPS
Earnings Per Share of Common Stock	$0.11	$0.23
Average Number of Common Shares Outstanding	4,900,000	4,825,000

Diluted EPS
Earnings Per Share of Common Stock	$0.11	$0.23
Average Number of Common Shares Outstanding	4,900,000	4,850,000

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2000 and 1999 (unaudited)

	2000	1999
Sales net of returns and allowances
Product Sales	$ 2,392,274	$ 2,220,852
Service Sales	1,003,764	1,118,137

Total sales	3,396,038	3,338,989

Cost of Goods Sold	1,286,657	863,293

Gross Profit	2,109,381	2,475,696

General and Administrative Expenses	1,618,712	1,586,147

Income From Operations	490,669	889,549

Other Income (Expense)
Rental Income	6,300	15,000
Interest Income	3,511	7,968
Interest Expense	(39,903)	(9,524)
Other Income	19,499	3,133

Total Other Income (Expense)	(10,593)	16,577

Income Before Income Taxes	480,076	906,126

Provision for Income Taxes	173,456	196,493

Minority Interest	200,286	301,811

Net Income	$106,334	$407,822

Basic EPS
Earnings Per Share of Common Stock	$0.02	$0.08
Average Number of Common Shares Outstanding	4,900,000	4,825,000

Diluted EPS
Earnings Per Share of Common Stock	$0.02	$0.08
Average Number of Common Shares Outstanding	4,900,000	4,850,000

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended March 31, 2000 and 1999 (unaudited)

		Additional
	Common		Paid in	Retained
	Stock		Capital	Earnings	Total

Balance as of June 30, 1998	$ 4,800		$ 1,475	$ 757,647	$ 763,922

Issuance of Common Stock	25		1,225		1,250

Net Income				1,116,914	1,116,914

Balance as of March 31, 1999	$ 4,825		$ 2,700	$ 1,874,561	$ 1,882,086

Balance as of June 30, 1999	$ 4,825		$ 2,700	$ 2,146,195	$ 2,153,720

Issuance of Common Stock	75		251,488		251,563

Net Income				552,924	552,924

Balance as of March 31, 2000	$ 4,900		$ 254,188	$ 2,699,119	$ 2,958,207

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2000 and 1999 (unaudited)

	2000	1999

Cash Flows from Operating Activities
Net Income	$ 552,924	$ 1,116,914
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	210,663	229,550
Amortization	18,544	11,453
Minority Interest	701,296	878,974
Consulting fees paid with stock	251,563	-
Changes in operating assets and liabilities:
Accounts Receivable	(11,239)	(73,981)
Inventory	(473,620)	(564,788)
Advances to Employees	3,257	1,025
Prepaid Insurance	93,492	(12,171)
Prepaid Rentals	13,419	(1,496)
Deposits	1,750	(15,495)
Accounts Payable and Accrued Expenses	758,264	66,328
Income Taxes	(606,263)	118,731

Net Cash Provided by Operating Activities	1,514,050	1,755,044

Cash flows from Investing Activities
Purchase of Property and Equipment	(947,206)	(337,480)
Repurchase of Shares from Minority Interests	(715,028)	(521,462)
Investment in Other LLC's	17,429	(25,000)
Notes Receivable	241,090	(193,169)

Net cash Used for Investing Activities	(1,403,715)	(1,077,111)

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine months ended March 31, 2000 and 1999 (unaudited)

	2000	1999

Cash Flows from Financing Activities
Proceeds from Long Term Debt	$ 1,152,890	$ 76,330
Payments on Long Term Debt	(534,712)	(622,258)
Advances to Stockholder	(105,276)	431,126
Stock Option Excercised	-	1,250
Minority Interest Contributions	20,000	-
Minority Interest Distribution	(510,176)	(641,855)

Net Cash Provided by (Used for) Financing Activities	22,726	(755,407)

Net increase (decrease) in cash	133,061	(77,474)

Cash and cash equivalents, beginning of period	246,445	421,307

Cash and cash equivalents, end of period	$ 379,506	$ 343,833

Supplemental Disclosures of Cash Flow Information:

Cash payments during the year for:
Interest on debt obligations	$69,319	$74,622
Income taxes	1,054,008	575,752

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 (Unaudited)

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

The results of operations for the period ended March 31, 2000 are not indicative of the results that may be expected for the full year.

Company's Activities

Focus and its subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupid's Arrow and Water Pipe World and are located in the metropolitan Atlanta Georgia area in Fulton, Cobb, and DeKalb counties and in Myrtle Beach South Carolina in Horry County. The Company has also promoted boxing events under the name "Boxing in Buckhead" and until May 1999 operated a boxing gym under the name Biggs Morrison Boxing.

Consolidation Issues

The consolidated financial statements include the accounts of the Company and the following wholly-owned or majority owned subsidiaries: Unique Visuals, LLC; Midtown Visuals, Inc., Creative Visuals, LLC; Exciting Visuals, LLC; Fantastic Visuals, LLC; Northside Visuals, LLC; Cheshire Visuals, LLC; New York Video, LLC; Innovative Visuals, LLC; Internet Visuals, LLC, Snellville Visuals, LLC, Myrtle Beach Visuals, LLC, Federal Visuals, LLC; and Biggs Morrison Boxing, LLC. The consolidated financial statements exclude the results of material transactions between the Company and its consolidated affiliates, or among the Company's consolidated affiliates.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $210,663 and $229,550 for the nine months ended March 31, 2000 and 1999, respectively.

Income Taxes

Deferred income taxes are provided for differences in depreciation for income tax and financial reporting purposes.

Cash and Cash Equivalents

The Company considers instruments with maturity of three months or less to be cash equivalents for purposes of the statements of cash flows.

Intangible Assets

Goodwill is recognized for financial statement purposes as the excess of the purchase price of interests in subsidiaries from minority investors over the book value of those interests, additionally, goodwill is recognized for financial statement purposes as the excess of the purchase price of assets acquired in the purchase of the Cupid's Arrow business over the fair market value of those assets. Goodwill is being amortized over 240 months.

Amortization expense charged to operations amounted to $18,544 and $11,453 for the nine months ended March 31, 2000 and 1999, respectively.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $204,142 and $154,155 for the nine months ended March 31, 2000 and 1999, respectively.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including some types of derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact our financial reporting.

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

Note 2 -- Notes Payable

On September 21, 1999 the Company borrowed $100,000 from a company in which Michael Morrison holds an equity position. The loan was evidenced by a promissory note, bearing interest at 24% per annum, and required monthly payments of interest and the full repayment of all principle within 90 days. The note was collateralized by the Company's 70% interest in Innovative Visuals, LLC. The note was paid in full in accordance with the terms therein.

On December 30, 1999 the Company issued a promissory note to Big Top Promo and Expo, Inc. for $393,951 as part of the purchase of Big Top's interest in Exciting Visuals, LLC, Northside Visuals, LLC, and New York Video, LLC. The note calls for an initial payment of $101,250, and 30 monthly installments of $10,833 to amortize the balance at 8% per annum.

On January 10, 2000 the Company borrowed $250,000 from RFF Family Partnership, L.P. payable in 24 monthly installments of $11,768 including interest at 12 percent per annum. Additionally there are two loan fee payments of $16,000 and $10,000 payable at the inception of the loan and on or before January 10, 2001 respectively.

On February 8, 2000 the Company issued a promissory note to Videotel, Inc. for $19,429 as part of the purchase of a video booth system to be installed at Snellville Visuals, LLC. The note is payable in 12 monthly installments of $1,692 including interest at 8.25 percent per annum beginning April 15, 2000.

On February 28, 2000 the Company issued a promissory note to Videotel , Inc for $21,000 as part of the purchase of a video booth system to be installed at Myrtle Beach Visuals, LLC. The note is payable in 12 monthly installments of $1,829 including interest at 8.25 percent per annum beginning May 1, 2000.

On March 1, 2000 the Company issued a promissory note to Stormy Bear, LLC for $368,509 as part of the purchase of the assets of a business in Myrtle Beach, South Carolina. The note is payable in 24 monthly installments of $16,667 including interest at 8 percent per annum.

Note 3 -- Purchase of Business Assets

On March 1, 2000 the Company purchased the assets of the business venture known as "Cupids Arrow -- The Love Store" located at 1434-1474 Highway 501 West, Myrtle Beach, Horry County, South Carolina from Stormy Bear, LLC. The purchase was done in the name of Myrtle Beach Visuals, LLC. The total purchase price was $531,581. The acquisition was recorded under the purchase method of accounting. The fair value of the assets purchased are presented below:

Property and Equipment	$ 18,509
Goodwill	513,072
Net Assets Acquired	$ 531,581

Note 4 -- Investments

Investments at March 31, 2000 consist of a 10 percent ownership interest in Bedtyme Stories of St. Petersburg, Inc. which operates an adult fantasy store located in Tampa, Florida.

Note 5 -- Income Taxes

The following is a summary of the income tax provision for the nine months ended March 31:

	2000	1999
Current:
Federal	$ 383,414	$ 524,748
State	64,331	104,276
Deferred:
Principally Federal	-	-
	$ 447,745	$ 629,024

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses.

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	2000	1999
Computed at Expected Statutory Rates
	34.0%	34.0%
Income Taxable to Minority Interests	(14.1%)	(11.4%)
Non-deductible Meals and Entertainment	2.0%	0.8%
Excess Book Depreciation over Tax	-	-
State Income Tax Net of Federal Benefit	3.3%	3.7%
Other	1.1%	(3.1%)
	26.3%	24.0%

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

Subsidiary	Minority Earnings Fiscal 2000	Minority Distributions Fiscal 2000	Ownership March 31, 2000	Equity March 31, 2000

Unique Visuals, LLC	$ -	$ 3,172	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	255,798	181,023	41.67%	276,317
Fantastic Visuals, LLC	313,065	229,182	48.75%	476,589
Northside Visuals, LLC	29,829	18,974	14.48%	32,699
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	79,194	57,789	44.95%	127,414
Innovative Visuals, LLC	25,844	20,036	29.90%	145,808
1690 Cobb, LLC	(645)	-	5.00%	(645)
Snellville Visuals, LLC	(1,789)	-	9.00%	18,211
Myrtle Beach Visuals, LLC	-	-	0.00%	-
Federal Visuals, LLC	-	-	5.00%	500
Biggs Morrison Boxing, LLC	-	-	0.00%	-
Total	$ 701,296	$ 510,176		$ 1,076,893
Subsidiary	Minority Earnings Fiscal 1999	Minority Distributions Fiscal 1999	Minority Ownership March 31, 1999	Minority Equity March 31, 1999

Unique Visuals, LLC	$ 37,159	$ 26,182	13.83%	$ 32,333
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	342,264	238,731	41.67%	322,294
Fantastic Visuals, LLC	342,517	243,728	48.75%	321,659
Northside Visuals, LLC	63,742	59,971	18.23%	49,815
Cheshire Visuals, LLC	-	-	5.00%	100
New York Video, LLC	93,292	73,531	49.90%	169,861
Innovative Visuals, LLC	-	-	49.90%	240,100
Federal Visuals, LLC	-	-	44.37%	13,500
Biggs Morrison Boxing, LLC	-	-	33.33%	100
Total	$ 878,974	$ 642,143		$ 1,149,762

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

On December 30, 1999 the Company purchased a 16.67 percent interest in Exciting Visuals, LLC from Big Top Promo and Expo, Inc. for $389,316. The book value of the interest purchased was $179,745. This transaction resulted in the recognition of $209,571 in goodwill, and increased the Company's ownership to 75 percent.

On December 30, 1999 the Company purchased a 5.94 percent interest in Northside Visuals, LLC from Big Top Promo and Expo, Inc. for $43,407. The book value of the interest purchased was $20,055. This transaction resulted in the recognition of $23,352 in goodwill, and increased the Company's ownership to 91.46 percent.

On December 30, 1999 the Company purchased a 15 percent interest in New York Video, LLC from Big Top Promo and Expo, Inc. for $130,279. The book value of the interest purchased was $60,169. This transaction resulted in the recognition of $70,110 in goodwill, and increased the Company's ownership to 70.05 percent.

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

Note 9 -- Contingencies

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At March 31, 2000, the Company estimates that $164,690 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Note 10 -- Related Party Transactions

The Company leased a building from a former minority owner before and after his remaining interest was acquired by Michael Morrison the Company's majority stockholder. Lease payments amounted to $73,000 and $-0- for the nine months ended March 31, 2000 and 1999, respectively. The lease agreement was cancelled at November 30, 1999.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $112,083 and $116,165 during the nine months ended March 31, 2000 and 1999, respectively. The son-in-law of the same minority owner provided electrical work amounting to $20,995 and $48,698 during the nine months ended March 31, 2000 and 1999, respectively.

The Company leases certain warehouse, maintenance, and janitorial employees from an employee leasing company operated by an employee of the Company. The Company believes that it is the only client of said employee leasing company. The company paid $328,773 and $197,329 respectively for the nine months ended March 31, 2000 and 1999 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

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

Results of Operations

Revenues

For the nine months ended March 31, 2000, the Company had net sales of $10,181,118, as compared to net sales in the nine months ended March 31, 1999 of $9,890,864, an increase of $290,254, or 2.93%. Management believes the increase is primarily attributable to the maturation of two locations opened in Atlanta in February 1998 and August 1998, as well as the opening of a new location in Marietta, Georgia in July 1999. These locations showed an increase in net sales of 55.40%. This increase helped to offset a 13.59% reduction in net sales from the Company's inner-city locations. Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area. Additionally, the Company has opened a new location on the west side of Atlanta and acquired an existing location in Myrtle Beach, South Carolina in March 2000 that should further offset the reduction in inner-city revenues.

Cost of Goods Sold

For the nine months ended March 31, 2000, cost of goods sold were $3,259,125, as compared to cost of goods sold in the nine months ended March 31, 1999 of $2,443,898, an increase of $815,227, or 33.36%. As a percentage of net sales, cost of goods sold increased from 24.71% to 32.01% from 1999 to 2000. During the quarter ended March 31, 2000 the Company upgraded its inventory accounting software. The process of implementing the upgrade included performing a physical inventory. As a result of errors in costing of inventory items under the old system discovered during the upgrade, the Company recorded a one-time inventory charge of $396,860. Cost of goods sold as a percentage of net sales also increased as a result of a change in the mix of sales to less profitable lines, most notably evidenced by a 28.27% decline in video viewing booth revenues.

General and Administrative Expenses

For the nine months ended March 31, 2000, general and administrative expenses were $5,259,887, as compared to $4,811,246 for the nine months ended March 31, 1999, an increase of $448,641, or 9.32%. As a percentage of net sales, general and administrative expenses increased from 48.64% to 51.66% from 1999 to 2000. The increase in general and administrative expenses was primarily the result of a $313,563 expenditure for promotional and consulting services. Additionally there was an increase of $131,444 in the cost of leased janitorial, maintenance and warehouse employees, and an increase of $49,987 in advertising expenses. These increases were partially offset by a reduction in legal and professional services of $40,425.

Other Income (Expense)

For the nine months ended March 31, 2000, Other Income (Expense) increased by $50,667, from a loss of $10,808 for the nine months ended March 31, 1999 to a profit of $39,859 for the nine months ended March 31, 2000. This is primarily attributable to an increase in payment discounts of $44,704 from 1999 to 2000.

Income Taxes

For the nine months ended March 31, 2000, the Company incurred income tax expense of $447,745, as compared to income tax expense of $629,024 for the nine months ended March 31, 1999, a decrease of $181,279, or 28.82%. The decrease is primarily attributable to decreased income from operations during the nine months ended March 31, 2000. As of March 31, 2000 and 1999, the Company had Deferred Income Taxes of $25,000 and $4,000, respectively. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At March 31, 2000, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the nine months ended March 31, 2000, the Company had net income of $552,924, compared to net income of $1,116,914 for the nine months ended March 31, 1999, a decrease of $563,990, or 50.50%. Even though the Company's general and administrative expenses increased dramatically, a substantial part of the increase was the result of non-recurring expenses incurred during the period and therefore may not be indicative of future results.

Liquidity and Capital Resources

As of March 31, 2000, the Company had net working capital of $1,398,969, compared to net working capital of $963,469 as of March 31, 1999, an increase of $435,500 and net working capital of $1,333,233 on June 30, 1999. As of March 31, 2000, the Company's long-term debt was $744,833, of which $33,072 was held by the Company's majority stockholder, as compared to long-term debt of $407,527 at March 31, 1999, of which $163,106 was held by the Company's majority stockholder. Cash was reduced during the nine months ended March 31, 2000 by the payment of substantial income taxes, the buildup of inventory in its new stores and for the holiday season, and the purchase of a substantial minority interest. This was offset by earnings from operations and increases in accounts payable during the nine months as well as an increase in long term debt. During the nine months ended March 31, 2000, the Company continued to concentrate on improving and consolidating its long-term financial position. The improvements in the Company's balance sheet in fiscal 2000 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at March 31, 2000 and June 30, 1999. The carrying value of the Company's notes receivable approximate fair market value at March 31, 2000 and June 30, 1999.

Year 2000

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that uses time-sensitive software programming may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has not experienced any significant disruptions in data processing on its financial reporting systems or malfunction in equipment containing microprocessors, significant delay in receiving goods or services from key vendors and service providers as a result of Year 2000 issues.

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: May 19, 2000	/s/ Michael S. Morrison
By: Michael S. Morrison, President and Chief Financial Officer