Form 10KSB
period 2000-06-30
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2000-10-13
CIK 1093663

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 000-27819

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	58-2330633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1739-B Cheshire Bridge Rd. Atlanta, GA	30324
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) X Yes ___ No; (2) X Yes ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $13,453,168

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (or the average bid and asked price of such common equity), as of a specified date within the past 60 days: $ 223,575 as of September 30, 2000.

The number of shares outstanding of each of the issuer's classes of common equity, as of September 15, 2000 is 4,900,000.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Focus Entertainment International, Inc. (the "Company") was incorporated under the laws of the State of Florida on February 19, 1991 by Marc Goldberg. From inception to April 1997, the Company did not conduct active operations and was seeking a viable business to acquire. According to the Company's records, the following persons controlled the Company from inception through April 1997, when the Company acquired 9 1/2 Weeks, an Adult Fantasy Store, Inc., a Georgia corporation ("9 1/2 Weeks"):

NAME	POSITION/TITLE	DATES
Marc Goldberg	Director	February 1991-March 1991
Anne Goldberg	Secretary, Treasurer	February 1991-March 1991
Debra J. Thaw	President, Secretary, Director	March 1991-April 1997

On April 25, 1997, the Company entered into an agreement to buy 9 1/2 Weeks, and on that same date completed the acquisition of all the outstanding shares of 9 1/2 Weeks in exchange for 4,000,000 shares of the Company's common stock. There was no market for the Company's common stock at the time of its acquisition of 9 1/2 Weeks, and the stock was valued at the book value of 9 1/2 Weeks assets as of the date of the acquisition. 9 1/2 Weeks operates stores in the state of Georgia which specialize in adult entertainment. Specifically, these stores rent and sell adult videotapes, sell marital aids, lotions, novelties, adult magazines, clothing, and lingerie, and offer on-premises video viewing booths (referred to herein as "adult fantasy stores"). Michael S. Morrison owned all of the outstanding common stock of 9 1/2 Weeks prior to its being acquired by the Company in April 1997. Since the Company's acquisition of 9 1/2 Weeks, the following persons have served as officers and/or directors of the Company at the following times:

NAME	POSITION/TITLE	DATES
Michael S. Morrison	President, Chairman, Chief Executive Officer, Director	April 1997-Present
Hector A. Prieto	Executive Vice President, Chief Operating Officer	April 1997-Present
Bobby Scott, Jr.	Executive Vice President, Chief Information Officer	April 1997-Present
Kenji Osako	Treasurer, Chief Financial Officer	April 1997-October 1997
Alan Begner	Vice Chairman	April 1997-April 1997
John Fry	Director and Secretary	April 1997-June 1997 (Director) April 1997-April 1999 (Secretary)
Michael Strizhevsky	Director	April 1997-April 1998
Erik Clabaugh	Director	April 1997- April 1998
Steve Wellington	Director	April 1997- April 1998
Cory Begner	Director	April 1997-April 1997
Leigh Burch III	Director	April 1997- April 1998
Nik Antoniou	Director	April 1997- July 1998
Chuan Wang	Director	April 1997- April 1998
Kenichi Akiyama	Director	April 1997- April 1998

On July 1, 1997, the Company entered into an agreement to purchase Morrison Distributors, Ltd., and on that same date acquired all of the outstanding shares of Morrison Distributors, Ltd. for 600,000 shares of the Company's Common Stock. There was no market for the Company's common stock at the time of the acquisition, and the stock was valued at the book value of Morrison Distributors, Ltd.'s assets as of the date of the acquisition. Morrison Distributors, Ltd. provides purchasing, distribution and warehousing facilities for the Company's adult fantasy stores. Michael Morrison was the sole shareholder of Morrison Distributors, Ltd., as well as the majority shareholder of the Company, at the time the Company acquired Morrison Distributors, Ltd.

On November 13, 1996, the Company amended its Articles of Incorporation to increase the authorized capital to 50,000,000 shares of Common Stock, $0.001 par value. On April 29, 1997, the Company amended and restated its Articles of Incorporation to, among other things, define the Company's purpose, remove references to the Florida Close Corporations Act, change the Company's registered agent and insert a statement that shareholders are not entitled to preemptive subscription rights. On May 6, 1998, 9 1/2 Weeks amended its Articles of Incorporation to change its name to "Midtown Visuals, Inc." ("Midtown") pursuant to the settlement of a lawsuit with Jones Film Company, Inc. under which the Company agreed to cease and desist the use of the "9 1/2 Weeks" name.

As of June 30, 2000, the Company was operating eleven adult fantasy stores in the metropolitan Atlanta Georgia area and one in Myrtle Beach South Carolina, with the newest store opening in March 2000. In addition, the Company operated a boxing division under the name "Biggs Morrison Boxing" until December 1999. Finally, the Company recently began operating an advertising and graphics design business under the name "Subliminal Design" through a limited liability company named Internet Visuals, LLC.

The Company has formed Georgia limited liability companies (the "Operating Subsidiaries") to own and operate most of its adult fantasy stores. In most cases, the Company has raised the initial capital to fund the development costs of a store by selling minority interests in an Operating Subsidiary, formed to own the store, to affiliated and unaffiliated investors. The Company has also repurchased a significant number of minority interests in its Operating Subsidiaries. Set forth below is a list of each of the Operating Subsidiaries, together with the percentage interest owned by the Company, the percentage interest owned by affiliates of the Company, and the percentage interest owned by nonaffiliates of the Company (as of June 30, 2000):

Operating Subsidiary	Percentage Ownership of Company	Percentage Ownership of Affiliates	Percentage Ownership of Nonaffiliates
Innovative Visuals, LLC	70.1%	9.9%(1)	20%(2)
N.Y. Video, LLC	70.05%	29.95%(1)	--
Exciting Visuals, LLC	75.00%	25%(1)	--
Northside Visuals, LLC	91.4583%	4.1667%(1)	4.375%(3)
Unique Visuals, LLC	100%	--	--
Fantastic Visuals, LLC	51.25%	6.25%(1)	42.5%(4)
Creative Visuals, LLC	100%	--	--
Federal Visuals, LLC	95%	5%(1)	--
Cheshire Visuals, LLC	100%	--	--
1690 Cobb, LLC	100%	--	--
Snellville Visuals, LLC	91%	5%(5)	4%(6)
Internet Visuals, LLC	100%	--	--
Myrtle Beach Visuals, LLC	100%	--	--

(1) Owned by Hector A. Prieto, the Company's Chief Operating Officer.

(2) Owned by Tina Louise Hodges, a nonaffiliate of the Company.

(3) 1.875% is owned by Kenichi Akiyama and 2.5% is owned by Pauline Luthi, both of whom are nonaffiliates of the Company.

(4) 25% is owned by JFS and Associates, Inc., 5% is owned by Pauline Luthi, and 12.5% is owned by Tina Louise Hodges, all of whom are nonaffiliates of the Company.

(5) Owned by Erik Clabaugh, the Company's Corporate Secretary.

(6) Owned by Kenichi Akiyama a nonaffiliate of the Company

On the Company's financial statements, the minority interests in its Operating Subsidiaries are recorded at the initial cost of the holder's investment in the Operating Subsidiary plus the amount of income allocated to the minority interest holder less the amount of any distributions made to the minority interest holder.

Distributions are made to the investors based on formulas set forth in the operating agreements for the Operating Subsidiaries. Under the operating agreements, distributions are to be made to the investors from net cash from operations of the Operating Subsidiary. The term "net cash from operations" is defined as the "gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established." As of December 31, 1999, the Company estimates that $158,265 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

The Company's administrative offices are located at 1739-B Cheshire Bridge Rd., Atlanta, Georgia 30324, and its telephone number is (404) 253-1112. The fax number is (404) 872-1728.

Adult Fantasy Stores

The Company markets and sells the concepts of fantasy, entertainment and "safe sex", while emphasizing the objective of "safe sex," to increase name recognition, sales and a loyal customer base. The Company's primary operations are adult fantasy stores which retail adult videos, marital aids, lotions, novelties, magazines, provocative clothing, and lingerie, and contain adult viewing booths. The Company's stores, presently located in the metropolitan Atlanta area, operate under the names "Inserection," "Heaven," "New York Video" and "Waterpipe World."

The Company capitalizes on the growing market for adult entertainment and products by offering a wide variety of adult merchandise in upscale stores which are strategically located. Each store is operated through a limited liability company, which is either wholly or partially owned by Midtown, with the exception of one store in metropolitan Atlanta which is operated directly by the Company. The stores are targeted to sell to an above-average income customer base. Store locations are chosen on the basis of multiple factors, including: demographics, population density, physical barriers (freeways, rivers), psychological barriers (high-crime areas), traffic counts, accessibility and visibility.

During the past five and one-half years, the Company has opened eleven locations in metropolitan Atlanta. The Company intends to strengthen its position in the metropolitan Atlanta area by expanding its Georgia operations. Management believes the Company can leverage its existing strengths to find new, desirable, appropriately zoned locations, or acquire existing operators. During the next five years, the Company plans to expand its retail outlets, via new stores and acquisitions of existing adult bookstores, adult fantasy stores, and adult novelty stores, throughout the Southeastern United States. The Company's plan calls for 12 stores by the end of the fiscal year ended June 30, 2000, and 18 stores by the end of the fiscal year ended June 30, 2001.

The Company's adult fantasy stores offer the following products and services: Adult video rental and sales; Adult viewing booths; Adult products that are designed to improve the sex life and promote safe sex; Boudoir lingerie and leather products; Adult theme magazines, books, cards, CD-ROMs; and electronically distributed live entertainment.

The Company's adult fantasy stores primarily target 21 to 50 year old males and females with above-average discretionary income. The Company also targets couples by suggesting its products can enhance their relationships. Further, the Company advertises to the gay and lesbian community, in part by emphasizing products which are conducive to "safe-sex" practices.

The Company manages its retail business using an "integrated quality systems" approach based on a "hub and spoke" model of distribution which centralizes the warehousing and ticketing of products. Once products have been processed at the central warehouse, they are shipped to each of the stores. Management believes this model is unique in the industry, and enables the Company to maintain product-line flexibility while maintaining low costs.

Industry Overview

The market for the Company's products is substantial. During the 1980's, the availability of adult movies on videocassette and on cable television, as well as the huge growth in telephone sex services, shifted the consumption of adult fantasy products and services from seedy movie theaters and bookstores into the home. As a result, most of the profits being generated by adult products and services today are being earned by businesses not traditionally associated with the adult fantasy sex industry - "mom and pop" video stores, long-distance carriers, cable companies, and hotel chains that supply in-room adult movies to their guests. The Company expects the trend to home consumption of adult entertainment to continue.

According to the November 1997 issue of Adult Video News, an industry trade publication, the number of adult video rentals rose from 75 million in 1985 to 490 million by the end of 1992. The total climbed to 665 million, an all time high, in 1996. The same issue of Adult Video News estimated that adult video rental market in the United States constituted 13.3% of the total video rental market, and accounted for $3.1 billion in total annual revenues, with above-average profitability. For example, a popular Hollywood movie on videotape may cost a retailer approximately $60 or more per tape and rent for approximately $3 per night. A new adult release, by comparison, may cost approximately $15 per tape and rent for approximately $4 a night.

The general market for adult products, which includes adult toys, lingerie, magazines, and videos has been estimated at over $11 billion in the Unites States, and management believes the market is becoming more mainstream, both in terms of social acceptability and accessability. The industry is gaining greater exposure with expanded delivery formats--Internet websites, satellite system programming, and increased cable exposure.

Although, the Company's existing stores are located primarily in the Atlanta metro area, management of the Company has experience with adult fantasy stores in other parts of the country. Based on management's experience, the Company's experience with adult fantasy products in the Atlanta metro area is representative of the demand for such products nationwide.

During 1996, Americans spent more than $8 billion on adult videos, peep shows, adult cable programming, adult computer programs, and sex magazines. Despite having some of the toughest restrictions on sexually explicit materials of any Western industrialized nation, the United States is now the world's leading producer of adult entertainment, producing adult videos at the rate of about 150 new titles a week.

Business Strategy

Because the adult industry continues to become more acceptable, management believes there is an opportunity for earning strong profits through the implementation of the Company's growth strategy. By placing multiple locations in various cities, the Company has the opportunity to dominate its fragmented competition. In the past, local municipalities have made their adult zoning requirements more restrictive after the Company has entered the market, thus, entrenching the Company existing locations. By entering a market and building multiple locations as quickly as possible, management believes the Company can dominate the adult market throughout the Southeast United States.

The Company is currently utilizing a "turn-key focus" strategy, which commits its management, personnel, operations systems, and site selections to growing the Company's business at the corporate level. Management believes that by focusing human and physical capital at the corporate level, the Company will be able to expand quickly and consistently in retail, electronic and adult fantasy markets. This strategy builds on the perceived strengths of the Company's existing operations in Atlanta, which management believes include the following:

1. Development of a retail model for the distribution of adult entertainment and products through clean, attractive locations in stores placed in areas with above-average income;

2. Continuously striving for new concepts which have a high probability of improving the Company's management, marketing, distribution and competitiveness;

3. A comprehensive line of products which enhance the lives of its customers and encourage "safe sex" practices.

4. A well designed and implemented information system which enables the Company to achieve maximum flexibility in meeting customer demand, while minimizing inventory, handling, and other costs.

5. Development of a "turn-key" system which allows for the rapid build-out of new stores capable of achieving "above-industry" profit margins. These systems include a centralized purchasing process, rapid product distribution, and company-wide marketing and promotion.

As the Company expands, management intends to build a state-of-the-art distribution and warehousing facility to service the Southeastern United States. Management believes such a facility will help the Company maintain its ability to offer the most popular, and broadest array of products for its customers.

Management also intends to expand the Company's operations through the electronic distribution of adult products and services. Management believes the Company can use the Internet to offer services such as live streaming video, downloadable high-resolution images, chat rooms and free e-mail for customers. To date, the Company's efforts relating to the use of the Internet as a marketing tool have been unsuccessful. However, the Company is actively developing a business model which will enable it to offer a variety of products and services over the Internet to customers throughout the world.

Competition

Competition in both the video and non-video adult fantasy markets is largely fragmented. Small independent stores account for a large number of the total outlets that focus on adult entertainment. There are few strong competitors that offer a complete line of products and services in the United States. These outlets consist of:

  Nationwide video outlets, such as The Warehouse, Tower Video, Palmer Video and Movies Unlimited, which target the mass video market and carry a small section of cable-cut adult titles;
  Small "mom and pop" video stores, which often carry a more complete line of adult entertainment titles, but which are not part of a large buying and distribution system;
  Convenience stores which may carry a limited number of adult entertainment titles;

There are also a substantial number of competitors in the non-video adult product markets, including:

  National chains, such as Deja Vu, Goalie Entertainment Stores, and General Video of America;
  Small independent stores retailing lingerie, condoms, and adult products;
  Full-line general newspaper and magazine stores;
  On-line Internet World Wide Web sites that target adult products on the Internet.

Future technological developments in the delivery of video by cable or the Internet may one day create competition with the traditional rental of videotapes, including adult video tapes. However, to date such technologies do not present meaningful competition to the Company.

Management believes the fragmented nature of the competition provides an excellent opportunity for the Company to leverage its strengths and employ its "turn-key" growth strategy in order to sustain long-term viability and above industry-average profit margins, in part by capitalizing on smaller, less efficient operators. Because the Company is larger than the majority of its competitors, products are purchased in bulk quantities, resulting in lower costs and either increased sales or higher margins depending on the particular product or approach which is deemed to be most appropriate for each location. In addition, the Company's size enables it to successfully compete by offering the latest videos and carrying a wider selection of non-video adult products than its competitors. The Company's profitability and its compensation packages have also been integral in its ability to afford a well educated, highly effective management team, as well as allow for the development of a state of the art data processing ("EDP") system which enhances the acquisition and distribution of inventory.

Management believes the Company has the infrastructure in place to:

1. Target new locations for growth where there is little direct competition. This includes new retail outlets as well as state-of-the-art electronic distribution via an Internet World Wide Web site and cable television.

2. Acquire under-capitalized or mismanaged, independently owned stores that are properly zoned and have an advantageous physical location, transforming them to meet the Company's high operational and management standards. While no formal studies exist of profitability in the Company's industry, management believes that the Company has one of the highest sales per square foot and profit margins within the adult fantasy and novelty store industry. This belief is based upon conversations with industry distributors and middlemen, as well as information about square foot sales of other adult stores that have shared operating data with the Company.

3. Utilize the "turn-key" system to convert existing "mom-and-pop" stores to a franchise-type operation, under which the Company would train and assist the operators in store design, layout and location, and enable the operator to realize savings in marketing and purchasing dollars. In return, the Company would receive a franchising fee and a percentage of sales revenue.

Marketing and Advertising

The Company has worked to change the way consumers view adult-related products and has made access to these products easier. At the heart of the Company's marketing and advertising campaign is the educational theme that "safe sex saves lives," and the Company is committed to providing customers with products which are "safe-sex" oriented. The Company strives to sustain an image of a clean, exciting store that exists to help to its customers improve their love lives and relationships. The Company actively searches for store locations in areas with demographics that are more affluent than those in which adult entertainment stores have typically located. In addition, the Company has designed its stores to be more appealing to an affluent customer base than its competitors, including better interior furnishings and fixtures.

The Company's advertising is focused on building brand recognition for its service mark "Inserection." The Company reaches its target audiences by advertising in both the print and radio media, and through sponsoring visits of major adult film stars to its stores. These visits allow customers to meet and talk with the stars of adult videos.

The Company operated a division known as "Biggs Morrison Boxing" until December 1999 which promoted a monthly slate of boxing matches in Atlanta, Georgia. Revenues from the Company's boxing division constituted less than 1% of the total revenues of the Company.

Subliminal Design

The Company has historically handled inhouse a significant amount of its graphics design and advertising, in which the Company prepared layouts for print ads, posters, business cards and stationary for its adult fantasy stores and boxing divisions. Recently, the Company segregated its design and advertising department into a division known as "Subliminal Design." The Company intends to market the expertise of that department to unrelated businesses as an additional revenue source. Currently, the division has two employees, and through June 30, 2000 had total billings of less than $15,000 to unrelated parties.

Adult Entertainment Network

The Company is currently exploring the creation of an Adult Entertainment Network ("AEN"), which will market, promote, exploit and sell adult content/product utilizing the Internet. As envisioned by the Company, the AEN will include:

    the "net-casting" of adult movies and shows;
    adult entertainment news, providing information and updates on actors and actresses, gossip, and interviews, among other things;
    an adult game show;
    reviews of adult movies and products;
    live Internet events;
    online commerce in adult products.

To date, the Company has not generated any revenues from the AEN and has spent only minor sums exploring the development of the AEN. The Company cannot predict when, if ever, the AEN will commence operations.

Trademarks

The Company has obtained federal service mark approval for the name "Inserection." The Company plans to utilize the service mark "Inserection" in the development of future stores in order to build brand awareness. The Company has also applied for federal service mark approval for "Heaven," "New York Video" and "Water Pipe World."

Government Regulation

The Company experiences significant government regulation at the state and local level. At the local level, most cities and counties have zoning ordinances which either explicitly prohibit retail establishments of the type operated by the Company, or which contain procedures for community opposition and input which make zoning approval an expensive, time-consuming process. On the other, the Company has found that stores that experience significant community opposition perform better than those which do not, primarily as a result of publicity generated during the zoning approval process. As a result of zoning restrictions, the Company will not be able to locate its stores in many locations which its experience shows would be profitable. See "Legal Proceedings."

Some states and localities have statutes or ordinances that prohibit the sale or rental of products normally offered the Company at its stores. For example, the State of Georgia prohibits the sale of any product designed to stimulate ones genitalia. See "Legal Proceedings."

Employees

As of June 30, 2000, the Company employed a total of 139 employees, of which 97 were full-time and the balance were part-time.

Other Matters

The Company does not depend on any one supplier for a material portion of the products offered by the Company. The Company has not spent a material amount on research and development activities in the past two years. The Company does not require government approval to market any of its products or services. See "Item 1. Business - Government Regulation."

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns one piece of real estate at 932 Montreal Court, Clarkston, Georgia 30021. The Company purchased the property for $266,000. The property is subject to a mortgage in the original principal amount of $225,000 that is held by the prior owners of the property. The mortgage bears interest at the rate of 10% per annum, and requires monthly payments of principal and interest sufficient to amortize the loan over 25 years. On June 16, 2003, the interest rate increases to 4% over the prime rate. The only tenant of the building is Innovative Visuals, LLC, an Operating Subsidiary of the Company that operates an adult fantasy store in the building.

Other than the property described above, the Company does not own any real estate or real estate mortgages. The Company's policy is to locate its stores in retail space that the Company leases. The Company seeks to lease space for at least five years at market rates for the surrounding area, with options to extend the lease term for additional years in the event the store is profitable. Because of the significant zoning issues which the Company sometimes faces in opening a store, the Company attempts, where possible, to condition any lease on the receipt of a business license to operate a store in the location.

The Company currently leases space at the following locations:

Location	Store Name	Expiration Date	Renewal Option
505 Peachtree Street, N.E. Atlanta, Georgia 30308	Inserection	June 30, 2005	5 year option
1023 W. Peachtree St. Atlanta, Georgia 30309	Inserection	January 8, 2003	None
2628 Piedmont Rd. Atlanta, Georgia 30324	Heaven	June 30, 2005	None
6400 Roswell Rd. Atlanta, Georgia 30328	Inserection	January 31, 2006	5 year option
7855 Roswell Rd. Atlanta, Georgia 30350	Inserection	February 28, 2006	5 year option
850 Northside Dr. Atlanta, Georgia 30318	Inserection	September 30, 2006	One 5 year option; One 10 year option
6903 Londonderry Way (1) Union City, Georgia 30291	New York Video	July 31, 2008	None
1739 Cheshire Bridge Rd. Atlanta, Georgia 30324	Inserection	November 30, 2001	Two 5 year options
932 Montreal Rd. Clarkston, Georgia 30021	Inserection	March 31, 2006	Two 5 year options
1690 Cobb Parkway Suite D Marietta, Georgia 3062	Waterpipe World	February 28, 2002	Two 4 year options
1739-B Cheshire Bridge Rd. Atlanta, Georgia 30324	Focus Entertainment Int'l, Inc.	May 30, 2005	5 year option
4143 Fulton Industrial Blvd Atlanta, Georgia 30336	New York Video	January 31,2005	Two 4 year options
1434-1474 Highway 501 West Myrtle Beach, South Carolina	Cupid's Arrow - The Love Store	February 28, 2010	None

(1) Subject of pending litigation because the validity of the lease. (See Item 3: Legal Proceedings)

The Company leases retail, office, and warehouse space under operating leases. The leases require the following minimum annual rental payments:

Year ending June 30,	Aggregate Lease Payments

2001	$ 966,156
2002	$ 1,000,202
2003	$ 1,006,469
2004	$ 1,013,513
2005	$ 1,048,584

During the year ended June 30, 1999, the Company paid $57,195 in settlement of a judgment against the majority stockholder on a guarantee of a lease for a location leased by Campbellton Visuals, LLC, an inactive Operating Subsidiary of the Company. This amount was included in rental expense for the year ended June 30, 1999.

Rental expense for the years ended June 30, 2000 and 1999 amounted to $936,898 and $919,005, respectively.

The Company subleases a portion of the Unique Visuals, LLC location to an unrelated business. Rental receipts for the years ended June 30, 2000, and 1999 amounted to $56,820 and $54,600, respectively, and is included in other income and expense in the accompanying Consolidated Statement of Operations.

ITEM 3. LEGAL PROCEEDINGS

During March 1997, Cheshire Visuals, LLC. filed a lawsuit in the Fulton County Superior Court against the Board of Zoning Adjustment of the City of Atlanta, Georgia, Lisa Wade, Albert Maslia, Maya Hahn, John Aldridge, and Ralph Redding, individually and as Members of the Board of Zoning Adjustment of the City of Atlanta, Georgia, and Bill Campbell individually and as Mayor of Atlanta, and the City of Atlanta, Georgia. Cheshire Visuals, LLC. is seeking damages for the wrongful denial of a license, which was granted subsequent to the filing of the lawsuit. Although discovery has been completed, the City of Atlanta has filed a Motion for Summary Judgement. The company is awaiting a response from the court.

Payless Shoesource, Inc. ("Payless") had filed two lawsuits against the Company in Fulton County State Court. The Company had leased space for the store operated by N.Y. Video from Payless in Union City, Georgia. Payless alleged that the Company violated a scope of use clause in its lease and sought to dispossess the Company of the premises. The Company recently lost the case after a trial, and is currently appealing the ruling. If the appeal is unsuccessful the Company will have to close or move the store. The expansion arm of the company is currently scouting locations in the adjacent area and hopes to have an alternate location secured by the end of the calendar year.

In March 1997, Mr. Morrison was convicted of violating a Georgia law that prohibits the distribution of devices designed to stimulate the sex organs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. From April 1997 to November 1999, the Company's common stock was traded on the NASDAQ OTC Bulletin Board. Since November 1999, the Company's common stock has been traded on the "pink sheets" operated by Pink Sheets, LLC. The Company's symbol is "FEII." The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended June 30, 2000 and 1999.

	1999		2000
	High	Low	High	Low

Quarter Ended September 30	$0.50	$0.001	--	--
Quarter Ended December 31	$0.50	$0.50	--	--
Quarter ended March 31	$0.50	$0.001	$1.40	$1.40
Quarter Ended June 30	$4.125	$1.75	$0.75	$0.45

As of September 15, 2000, the Company had 4,900,000 shares outstanding, which were held by 14 holders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The above quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. The Company has never declared any cash dividends on its Common Stock. The Company does not plan to declare any cash dividends in the foreseeable future, as the Company anticipates that all cash generated from operations will be used to finance the Company's internal growth and acquisition strategy.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements in this Annual Report of Small Business Issuers on Form 10-KSB, particularly under this Item 6, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Results of Operations for the Fiscal Year ended June 30, 2000

Revenues

For the fiscal year ended June 30, 2000, the Company had net sales of $13,453,168, as compared to net sales in the fiscal year ended June 30, 1999 of $13,112,756, an increase of $340,412, or 2.60%. A comparison of revenues by type in fiscal 2000 to fiscal 1999 is set forth below:

	2000	1999
Product Sales	$ 5,323,635	$ 4,437,118
Video Sales	4,103,499	4,181,439
Video Rentals	2,430,778	2,036,043
Booth Revenues	1,637,342	2,458,343
Boxing Revenues	39,015	91,976
Misc. Sales	80,660	26,478
Sales and Credit Card Discounts	(161,761)	(118,641)

Totals	$ 13,453,168	$ 13,112,756

The Company opened new locations in the Atlanta metropolitan area in August 1998, July 1999, and March 2000 and purchased an existing store in Myrtle Beach, SC in March 2000. The new stores allowed the Company to increase revenues even though its inner-city locations suffered an overall 14.75% reduction in net sales. This decrease is attributed to a 39.12% net reduction in video viewing booth revenues and a 10.04% reduction in video sales and rental revenues from those inner-city locations. Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area. The decrease in video sales has been partially offset by increases in rental revenues and product sales.

The decline in the sales from the inner-city locations is attributed to competition from discount stores that have opened within the past two years within close proximity to the Company's locations, and a reduction in parking availability to the Company's midtown location due to construction of a new government office building adjacent thereto. The competitors were able to gain market share in the video viewing booth segment of the market as well. With the increased competition in the Atlanta inner-city, the Company believes the market in such areas has become saturated.

The Company does not expect revenues in its inner-city locations to continue decreasing. Revenues in the inner-city locations are stabilizing due to more effective advertising, no additional store "cannibalization" and overall increases in inner-city commerce due to improved demographics among inner-city residents, and greater inner-city commerce resulting from continued redevelopment of the area.

The Company is actively seeking good locations in the suburban areas around Atlanta to offset the declines in the inner-city locations, as well as pursuing opportunities in neighboring states.

Cost of Goods Sold

For the fiscal year ended June 30, 2000, cost of goods sold were $4,509,911, as compared to cost of goods sold in the fiscal year ended June 30, 1999 of $3,368,804, an increase of $1,141,107, or 33.87%. As a percentage of net sales, cost of goods sold increased from 25.7% to 33.5% from 1999 to 2000. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company's locations. Additionally, an overall reduction of video booth revenues of 33.4% or $821,000 is indicative of a change in the overall sales mix to less profitable lines. A comparison of cost of goods sold by type in fiscal 2000 to fiscal 1999 is set forth below:

	2000		1999
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 2,806,533	52.7	$ 2,112,010	47.6
Video Sales	1,682,435	41.0	1,237,993	29.6
Video Rentals	-	--	-	--
Booth Revenues	-	--	-	--
Boxing Revenues	6,630	17.0	15,700	17.1
Misc. Sales	14,313	17.7	3,101	11.7

Totals	$ 4,509,911	33.5	$ 3,368,804	25.7

General and Administrative Expenses

For the fiscal year ended June 30, 2000, general and administrative expenses were $6,886,700, as compared to $6,237,772 for the fiscal year ended June 30, 1999 an increase of $648,928 or 10.4%. The increase in general and administrative expenses was primarily the result of a $300,778 increase in expenditures for promotional and consulting services. Additionally there was an increase of $161,969 in the cost of leased janitorial, maintenance and warehouse employees, an increase of $136,970 in employment related costs, and an increase of $44,447 in travel and entertainment expenses.

Other Income and Expense

Other Income and Expense increased by $94,333, or 68.1%, to a loss of $44,165, primarily due to a loss of $174,509 recognized in 1999 on an investment in Chamblee Visuals, LLC which was controlled by Michael Morrison and operated a location in Honolulu, Hawaii. The loss was made up of an original membership investment of $50,000, the purchase of the investment interests of two other investors for $25,100 and operating loans of $99,409. This was offset partly by the write off of $100,008 in leasehold improvements and other assets related to the closing of the Biggs Morrison Boxing, LLC and the abandonment of a warehousing facility.

Income Taxes

In the fiscal year ended June 30, 2000, the Company incurred income tax expense of $531,620, as compared to income tax expense of $781,521 for the fiscal year ended June 30, 1999, a decrease of $249,901, or 32%. The decrease is primarily attributable to decreased income from operations during the year ended June 30, 2000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At June 30, 2000, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Liquidity and Capital Resources

As of June 30, 2000, the Company had net working capital of $1,297,753, compared to net working capital of $1,333,233 as of June 30, 1999, a decrease of $35,480. During the year ended June 30, 2000, the Company realized cash from operations of $1,828,800, as compared to $2,114,126 for the year ended June 30, 1999. Despite the Company's cash from operations, the Company's working capital did not experienced little change from the prior year end as the result of increases in inventory, investments in property and equipment, and the reduction of income tax liabilities from the prior year.

As of June 30, 2000, the Company's long-term debt was $563,516, as compared to long-term debt of $360,512, of which $138,348 was held by the Company's majority stockholder at June 30, 1999. Long-term debt increased during the year ended June 30, 2000 as the result of indebtedness incurred to purchase a store in South Carolina and to repurchase minority interests in Operating Subsidiaries.

During the year ended June 30, 2000, the Company concentrated on opening new store locations and reducing minority interests in its Operating Subsidiaries in order to improve and consolidate its long-term financial position, as the Company experienced an increase of three new stores during the fiscal year and eliminated significant non affiliated minority interest in all but two of its Operating Subsidiaries. The increase in locations and reduction of minority interests in fiscal 2000 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth. The Company funds its short-term working capital needs, including the purchase of video and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital needs for its existing locations. As a part of its aggressive growth strategy, the Company requires greater working capital to sustain its current level of growth. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital to sustain the continued aggressive growth of the Company. In the event the Company is unable to obtain equity financing and/or debt financing, the Company may not have the liquidity to sustain its current rate of growth.

The Company's primary long-term capital needs are for opening and acquiring new locations. The Company expects to fund such needs through cash flows from operations, the net proceeds from the possible sale of debt or equity securities, bank credit facilities, trade credit, and equipment leases.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's financial statements for the year ended June 30, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 19, 1999, the Company dismissed BSC and E, its independent public accountant for the year ended June 30, 1998. The dismissal occurred because BSC and E did not complete its audit for the fiscal year ended June 30, 1998 until substantially after the deadline therefor. The Company concluded that the delay was the due to the fact that BSC and E did not have sufficient staff to audit the Company's financial statements within the periods required by SEC regulations, and therefore that it was likely that such delays would continue in the future. BSC and E's report for the year ended June 30, 1998 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. However, BSC and E's report for the year ended June 30, 1997 did contain a disclaimer as to audit scope. Specifically, BSC and E's report for the year ended June 30, 1997 was qualified as follows:

"We did not observe the physical inventory as of June 30, 1996, since that date was prior to our initial engagement as auditors of the Company and we were unable to satisfy ourselves by means of other procedures concerning inventory quantities. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated statements of income, retained earnings, and cash flows for the year ended June 30, 1997."

The decision to dismiss BSC and E was approved by the Company's board of directors (the Company did not have a separate audit committee). There were no disagreements with BSC and E on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized BSC and E to respond fully to the inquiries of the successor accountant concerning its dismissal.

In March 1999, the Company engaged Cherry, Bekaert and Holland, L.L.P. as its independent public accountant. The Company did not consult with Cherry, Bekaert and Holland, L.L.P. regarding any of the matters described in Item 304(a)(2)(i) or (ii) of SEC Regulation S-B. A copy of the letter from BSC and E required by Item 304(a)(3) is included herewith as Exhibit 16.1.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company.

Name	Age	First Year as Director	Present Positions with Company
Michael S. Morrison	32	1997	Chairman and President
Bobby Scott, Jr.	27	1998	Vice President and Director
Hector A. Prieto	38	--	Chief Operating Officer
Erik Clabaugh	27	--	Secretary

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation was paid during the fiscal years ended June 30, 2000 and 1999 to directors for services in their capacity as director.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Michael S. Morrison, President and Chairman of the Board of Directors - Mr. Morrison has been the Company's President and Chairman of the board of directors since April 1997. Mr. Morrison was the founder of Midtown and has been its President since January 1995. Mr. Morrison's duties include concept creation and implementation, overseeing the development of sales programs, analysis of expansion opportunities, and warehouse distribution. From March 1991 to January 1995, Mr. Morrison was a General Manager for Wildcat Distributors, Inc., Lennox, California ("Wildcat"). Wildcat is a privately held corporation that owns a chain of adult bookstores located in California. Mr. Morrison's responsibilities with Wildcat included the supervision of Wildcat's three stores, including the hiring of management, purchasing, and accounting personnel and the development of Wildcat's sales programs. Wildcat is owned by the estate of Mr. Morrison's mother. In March 1997, Mr. Morrison was convicted of a misdemeanor for violating a Georgia law that prohibits the distribution of devices designed to stimulate the sex organs. The conviction is on appeal to the Georgia Supreme Court.

In 1995, Mr. Morrison graduated from Oglethorpe University, Atlanta, Georgia, with a bachelor's degree in Business Administration.

Bobby L. Scott, Jr., Vice President - Information Systems and Director - Mr. Scott has been a Vice President of the Company since April 1997, and a member of the Company's board of directors since May 1998. Mr. Scott was previously the Manager of Information Systems for Morrison Distributors, Ltd. Mr. Scott is responsible for inventory control and the design implementation and maintenance of the Company's computer and telecommunication systems. From May 1995 to December 1995, Mr. Scott was a Senior Application Engineer at Scientific Network Design, Inc. of Atlanta, Georgia ("Scientific"), a company co-founded by Mr. Scott. Mr. Scott's responsibilities with Scientific included strategic planning, installing and maintaining client applications, developing custom programs for clients and preparing sales proposals and quotations. From August 1994 to July 1995, Mr. Scott was an International Pricing Associate for United Parcel Service in Atlanta, Georgia ("UPS"). Mr. Scott was responsible for all international pricing for the Northeast and East Regions of the United States.

In 1997, Mr. Scott graduated from Oglethorpe University, Atlanta, Georgia, with a Bachelor of Arts degree in Economics.

Hector A. Prieto, Vice President, Chief Operating Officer - Mr. Prieto has been a Vice President of the Company since April 1997, when it acquired Midtown Visuals, Inc. Mr. Prieto is responsible for overseeing the Company's human resources functions and retail operations. Prior to being employed by the Company, Mr. Prieto was employed by Midtown Visuals, Inc. as Chief Operating Officer, where he had similar duties and responsibilities to what he has at the Company. Prior to joining Midtown Visuals, Inc., Mr. Prieto was the owner and operator of Santa Fe Wholesale, a wholesale clothing distributor located in Burbank, California. Mr. Prieto received a degree in business administration from the Universidad Santiago de Cali in December 1986.

Erik Clabaugh, Secretary, Head of Expansion - Mr. Clabaugh has been an employee of the Company since April 1997, and was an employee of Midtown from February 1996 to April 1997. Since joining the Company, Mr. Clabaugh has managed two of the top grossing store locations and has been involved in scouting, leasing, and construction of new retail locations. He is an active, licensed real estate agent in the state of Georgia. Prior to this, Mr. Clabaugh was the Manager of Wholesale Auctions for the Hix Green family of car dealerships. Mr. Clabaugh holds a BA in Philosophy from Oglethorpe University.

The Company held no board meetings during the past fiscal year. There were no in-person meetings. The company has no audit, compensation or executive committees. There is no key man life insurance on any director, officer, or control person.

During 2000, the Company was not subject to the reporting requirements of Sections 13 or 15 of the 1934 Act, and therefore the Company's officers and directors were not required to file the reports required by Section 16 of the 1934 Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the company's Chief Executive Officer, vice president, and chief operating officer during the last three fiscal years. No officers of the company earned more than $100,000 a year during any of the last three fiscal years, and therefore pursuant to Item 402(a) of the Regulation S-B no information is presented with respect to any officer other than the Chief Executive Officer.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Michael S. Morrison President (1)	2000 1999 1998	243,000 243,000 427,631	0 0 0	0 0 43,116
Bobby L. Scott Vice President (2)	2000 1999 1998	58,620 43,805 69,404	0 0 0	0 0 0
Erik K. Clabaugh Secretary (3)	2000 1999 1998	48,050 43,650 57,700	0 0 0	0 0 0
Hector A. Prieto Chief Operating Officer (3)	2000 1999 1998	112,000 103,600 119,320	0 0 0	0 0 0

(1) Mr. Morrison has been the Chairman and President of the Company since its acquisition of Midtown Visuals, Inc. in April 1997.

(2) Mr. Scott has been the Vice President of the Company since its acquisition of Midtown Visuals, Inc. in April 1997.

(3) Mr. Clabaugh has been Secretary of the Company since 1999.

(4) Mr. Prieto served as Chief Operating Officer of the Company from its acquisition of Midtown Visuals, Inc. in April 1997.

In accordance with Item 402 of Regulation S-B of the Securities and Exchange Commission, certain columns of the table required by Item 402(b) of Regulation S-B have been omitted where there has been no compensation paid or awarded to any of the named executives in any fiscal year covered by the table.

The Company does not have any employment agreements, confidentiality agreements or non-compete agreements with any of its executive officers.

During the fiscal years ended June 30, 1997, 1998 and 1999, the company made no grants of options or stock appreciation rights (SARS) to any officer or director. Therefore, the required table on options and SARS granted is omitted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 15, 2000, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Title of Class	Name and Address of Beneficial Owner	No. Shares Owned	No. Shares Beneficially Owned	Percent of Class (1)
Common Stock	Michael S. Morrison 127 W. Paces Ferry Rd. Atlanta, GA 30305	4,600,500	4,600,500	93.9%

(1) Based on a total of 4,900,000 shares issued and outstanding as of September 15, 2000.

The following table sets forth certain information, as of September 15, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name and Position	No. Shares Owned	No. of Shares Beneficially Owned	Percent of Shares Owned (1)
Michael S. Morrison, President and Director	4,600,500	4,600,500	93.89%
Bobby L. Scott, Jr., Vice President and Director	400	400	Less than 1%
Erik K. Clabaugh, Secretary	1,000	1,000	Less than 1%
Hector A. Prieto, Chief Operating Officer	0	0	0%
All Officers and Directors as a Group (5)	4,601,900	4,601,900	93.92%

(1) Based on a total of 4,900,000 shares issued and outstanding as of September 15, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Company's officers, directors, key personnel or principal stockholders is related by blood or marriage.

Loan Transactions with Mr. Morrison or Affiliates

The Company has from time to time made loans to Mr. Morrison. The loans were not documented by a written agreement, were payable on a demand basis and bore no interest. The loans have often been made to enable Mr. Morrison to pursue one or more business opportunities in his own name. The Company elected not to pursue the opportunities in its name, and allow Mr. Morrison to pursue them in his own name, because the board decided to keep the Company's operations focused on its core business, which it defined as the operation of adult fantasy stores in Atlanta metro area. For example, in some cases, the opportunity was geographically distant from the Company's core operations, and therefore could not fully utilize the Company's existing infrastructure (see discussion of Chamblee Visuals, LLC and Colorado Springs Property). In other cases, Mr. Morrison elected to pursue the opportunity in his own name because it involved the ownership of rental real estate, which is not a line of business of the Company, and of which the Company needed only a part for operational reasons (see discussion of Brady Avenue, LLC and 497 Peachtree St.) The Company provided financial support to Mr. Morrison to enable him to pursue the opportunities and because of an unwritten understanding that he would convey the opportunities to the Company at a future date in the event they proved successful and fit the strategic direction of the Company at the time.

As of June 30, 1998, Mr. Morrison was indebted to the Company for $268,021. During the year ended June 30, 1999, Mr. Morrison repaid his loan to the Company, which became indebted to Mr. Morrison, primarily as a result of a transaction on June 24, 1999 in which Mr. Burch acquired Mr. Morrison's interest in an entity known as 997 Brady, LLC, and Mr. Morrison acquired and then sold to the Company minority interests in a number of Operating Subsidiaries (see below). As of June 30, 1999, the Company was indebted to Mr. Morrison for $138,348. The loan was an oral demand loan, did not bear interest and was repaid during Fiscal Year 2000. As of June 30, 2000 Mr. Morrison was indebted to the Company $2,884

In fiscal 2000, the Company borrowed $100,000 from Daugherty and Partners LLC, pursuant to a note bearing interest at 24% per annum that was due in 90 days. The proceeds were used to take advantage of an opportunity to repurchase a minority interest in an Operating Subsidiary. At the time of the transaction, Mr. Morrison had an ownership percentage of the company. The Company repaid the loan by its due date.

Personal Guarantees by Michael Morrison

Mr. Morrison has personally guaranteed many of the Company's debts since the Company has few financial lenders available to it because of the nature of its business. Among the guaranteed debts are a $350,000 note payable to the Jack J. Surnow Revocable Living Trust (the "Surnow Note"), a $250,000 note payable to RFF Freedman Family Partnership (the "First Freedman Note"), a second $250,000 note payable to RFF Freedman Family Partnership (the "Second Freedman Note"), a third $250,000 note payable to RFF Freedman Family Partnership (the "Third Freedman Note), a mortgage payable to First Union National Bank (the "FUNB Mortgage") in the amount of $153,000, and various notes payable to Videotel (the "Videotel Notes") totaling $193,817. (See Note 5 to the Financial Statements).

As of June 30, 1999, the remaining principal balance on the Surnow Note was $65,812. As of June 30, 1999, the remaining principal balance of Second Freedman Note was $123,857. The First Freedman Note has been repaid in full. The FUNB Mortgage was paid in full when the building that served as collateral was sold on August 27, 1998.

As of June 30,2000, the Surnow Note and the Second Freedman Note have been repaid in full, and the remaining principal balance of the Third Freedman Note was $202,722.

The Videotel Notes relate to the purchase of video booth equipment used in the Company's stores. As of June 30, 2000, the remaining principal balance on the Videotel notes was $30,634. Videotel requires a personal guarantee on all of its video booth system notes in order to finance their systems, and therefore the systems could not have been purchased without Mr. Morrison's personal guarantee.

Michael Surnow is the trustee for the Jack J. Surnow Revocable Living Trust, neither of which owns any shares of the Company's common stock. Bobby Freedman is the trustee for the RFF Freedman Family Partnership, which owns 25,000 shares of the Company's common stock.

Acquisition of Morrison Distributors, Ltd.

The acquisition of Morrison Distributors, Ltd. in 1997 was not an arm's length transaction with a non-affiliated party. Mr. Morrison, an officer, director, and majority shareholder of the Company, was the sole shareholder of Morrison Distributors, Ltd. While the disinterested members of the Company's board of directors approved the transaction, there are no guarantees that the terms of the transaction were similar to what the Company would have received in an arm's-length transaction with a non-affiliate. The transaction was executed to make the overall accounting easier for the operation as a whole, since Morrison Distributors, Ltd. operated the purchasing, warehousing and distribution operations for the Company's stores. Mr. Morrison did not receive any monetary gain from the acquisition.

Transactions Involving 497 Peachtree Street

The FUNB Mortgage was secured by property owned by Mr. Morrison at 497 Peachtree Street, Atlanta, Georgia 30308 (the "Storage Facility"), and the majority of the proceeds from the FUNB Mortgage were used to pay off the existing mortgage on the Storage Facility and for closing costs. The balance of the proceeds of the FUNB Mortgage were disbursed as follows: $46,489 was loaned to Mr. Morrison; and $22,000 was paid to Mr. Prieto.

The Storage Facility was next to the Company's warehouse. During fiscal 1998 and 1999, the Company stored various items in the Storage Facility. In exchange for its use of the Storage Facility, the Company paid the mortgage, utilities, and taxes on the Storage Facility. The mortgage payment on the Storage Facility was equal to $850 per month, plus interest at the "prime rate" plus one percent. At June 30, 1998, the balance of the mortgage note was $143,650. On August 27, 1998, the Storage Facility was sold to a non-affiliate, and the balance due on the mortgage was paid in full.

Colorado Springs Property

The majority of Mr. Morrison's indebtedness to the Company as of June 30, 1998 was incurred when the Company loaned him $270,270 to enable him to purchase a property in Colorado Springs, Colorado (the "Colorado Springs Property"), where Mr. Morrison planned to open an adult entertainment facility. Mr. Morrison subsequently abandoned plans to operate an adult entertainment facility on the site, and is attempting to sell the property. The Company elected not to pursue the opportunity presented by the site because the site is located outside of its geographic area.

Chamblee Visuals, LLC Transactions

During the fiscal year ended June 30, 1997, the Company formed a subsidiary, Chamblee Visuals, LLC, a Georgia limited liability company ("Chamblee"), to operate a store in Chamblee, Georgia. Subsequent to the execution of a lease, which was personally guaranteed by Mr. Morrison, Chamblee was denied a license to operate by the City of Chamblee. The Company subsequently settled a claim for unpaid rent with the landlord, and refunded the investments of the subscribers in Chamblee, with the exception of Midtown.

On May 8, 1998, the Company sold Chamblee, which essentially had no assets, to Mr. Morrison for nominal consideration. Subsequent to Mr. Morrison's acquisition of Chamblee, Chamblee purchased inventory and equipment from Federal Visuals, LLC (another Operating Subsidiary of the Company) for $100,000, which was booked as a note receivable from Chamblee. The inventory and equipment had a book value of $227,543, net of accumulated depreciation of $1,765; however, in the Company's judgment, $100,000 represented the fair value of the equipment and inventory that was sold to Chamblee. The inventory and equipment were purchased by Chamblee to open a new location in Honolulu, Hawaii. Chamblee financed the new store in part by raising funds from investors. The Company considered opening the store in Honolulu, but decided that the costs would be too excessive and the time frame would be too lengthy, and therefore allowed Mr. Morrison to pursue it independently.

Subsequently, in June 1998, Chamblee issued the Company a 10% ownership interest in Chamblee in satisfaction of $50,000 of its indebtedness to the Company. During the fiscal year ended June 30, 1999, the Company loaned Chamblee an additional $75,000 for operating expenses, and purchased a 25% interest in Chamblee from an unrelated investor for $25,000. In the fourth quarter of the year ended June 30, 1999, Chamblee terminated operations, and sold all of its inventory and equipment to the Company for $99,407. Chamblee used the proceeds of the sale to repay the investors in Chamblee the majority of their investments. As of June 30, 1999, the Company had a loss related to Chamblee of $174,509. The loss incurred by the Company with respect to its investment in Chamblee consisted of the book value of ownership interests acquired by the Company in the Chamblee in the amount of $75,100; $14,409 in rental paid by the Company on Chamblee's behalf; and $85,000 in advances made to Chamblee by the Company.

The equity owners in Chamblee as of the time it operated the store in Hawaii were:

Ownership of Chamblee Visuals, LLC

Investor	Units	%	Investment

Uncle George, Inc.	50	5	$ 25,000
Michael D. Harris, IRA	25	2	12,500
Leigh A. Burch III*	50	5	100
Big Top Promo, Inc.**.	50	5	25,000
Pauline Luthi	40	4	20,000
Tina Louise Hodges	100	10	50,000
Bev Chandler	40	4	20,000
Jeffrey Notrica	20	2	10,000
Midtown Visuals, Inc.	100	10	50,000
Unsold	75	7.5
Michael Morrison	450	45	100

Total:	1,000	100%	$ 212,700

* Midtown bought from MSM for $100 on June 24, 1999

** Midtown bought from Big Top for $25,000; Big Top was controlled by MacKenzie Davis.

Chamblee has initiated legal action against certain parties whom it believes were responsible for the losses suffered in this location. Chamblee has also filed an insurance claim relating to the loss, which has been tentatively denied by the insurance company. At this time, Chamblee does not expect to recover any amounts to offset the loss that it has taken in connection with this store. Further, in November 1999, the Company loaned an additional $4,000 to Chamblee so that it could cover some checks paid out to the other investors.

In the Company's financial statements, investments at June 30, 1998 consist of a 10 percent ownership interest in Chamblee. During fiscal 1999, the Company recorded a loss of $174,509, which is included in financial expenses net of financial income in the Company's financial statements for the year ended June 30, 1999.

Brady Avenue Property

On May 1, 1999, the Company entered into a lease agreement with 997 Brady, LLC for space in 997 Brady Avenue to provide the Company with space primarily to install a small item sorting system, and also to expand its warehouse operations and storage facilities. The Company agreed to lease the top floor of the building for ten years, with a five year renewal option, at a beginning lease rate of $14,546 per month. At the time, Mr. Morrison owned 80% of 997 Brady, LLC, and Leigh Burch III, an employee of the Company, owned the remaining 20% of the entity. On June 24, 1999, the Mr. Burch acquired Mr. Morrison's 80% interest in 997 Brady, LLC, as part of a larger transaction in which Mr. Morrison acquired Mr. Burch's minority interests in a number of Operating Subsidiaries.

The Company subsequently decided not to purchase the small item sorting system, and therefore decided to retain its existing warehouse and storage space. In late 1999, the lessor agreed to cancel the remainder of the lease without penalty since the Company was not making full use of the space.

Transactions in Interests in Operating Subsidiaries

On June 24, 1999, the Company purchased from Mr. Morrison various minority interests in Operating Subsidiaries of the Company, which Mr. Morrison had just purchased from Leigh Burch III, a former employee of the Company. Mr. Morrison obtained the interests as part of a larger transaction in which Mr. Burch acquired Mr. Morrison's interest in 997 Brady, LLC (which owned the building located at 997 Brady Avenue, Atlanta, Georgia). As part of Mr. Morrison's transaction with Mr. Burch, the amount of the transaction cost allocated to the purchase of Mr. Burch's interests in the Operating Subsidiaries, and the amount paid to Mr. Morrison by the Company for those interests, is set forth below:

Operating Subsidiary	% Interest	Amount paid by Mr. Morrison	Amount paid to Mr. Morrison
Northside Visuals, LLC	4%	$ 52,190	$ 67,400
Cheshire Visuals, LLC	5%	43,207	55,800
N.Y. Video, LLC	5%	58,903	76,100
Innovative Visuals, LLC	5%	100	100
Federal Visuals, LLC	5%	500	500
Chamblee Visuals, LLC	5%	100	100
	Total:	$ 155,000	$ 200,000

The Company did not consider the purchase of the interests in the Operating Subsidiaries from Mr. Burch a corporate opportunity since a substantial part of the consideration sought by Mr. Burch for his interests was Mr. Morrison's interest in 997 Brady, LLC, which the Company did not have the power to convey.

In addition to the Company's purchase of certain interests in operating subsidiaries from Mr. Morrison on June 24, 1999 which is described above, Mr. Morrison has sold or purchased interests in operating subsidiaries in the following instances:

On February 1, 1998, the Company purchased a 50 percent ownership interest in Creative Visuals, LLC from Mr. Morrison for $250,000. The book value of the interest purchased was $141,436. The purchase resulted in the Company owning 100 percent of Creative Visuals, LLC. Although the book value was less than the purchase price, the purchase price was far below fair market value, as Creative Visuals, LLC had operating earnings of $439,064 in fiscal 1999. Thus, the purchase price for the interest equals approximately 1.14 times fiscal 1999 operating earnings, which the Company believes is significantly below market value for the interest.

On January 22, 1998, the Company purchased an option to purchase a 25% ownership interest in Unique Visuals, LLC from Mr. Morrison for $35,000. The sale was believed to be fair by the Company and far below fair market value.

On November 1, 1997, the Company purchased a 25% ownership interest in Unique Visuals, LLC from Mr. Morrison for $127,000, which with the amount paid Mr. Morrison for his option to purchase the interest, results in a total purchase price for the interest of $162,000. Unique Visuals, LLC had operating earnings of $228,865 in fiscal 1999. Thus, the purchase price for the interest equals approximately 2.83 times fiscal 1999 operating earnings, which the Company believes is significantly below market value for the interest.

On February 1, 1998, the Company purchased a 1.25 percent ownership interest in Fantastic Visuals, LLC from Mr. Morrison for $31,250. Mr. Morrison was obligated to sell his interest. The book value of the interest purchased was ($4,365). The purchase was considered a strategic move for the Company. The purchased resulted in the Company owning 51.25 percent of Fantastic Visuals, LLC. Mr. Morrison did not pay anything for his interest in Fantastic Visuals, LLC. Fantastic Visuals, LLC had operating earnings of $962,333 in fiscal 1999. Thus, the purchase price for the interest equals approximately 2.6 times fiscal 1999 operating earnings, which the Company believes is significantly below market value for the interest.

The Company recorded the purchase of the minority interests from Mr. Morrison at Mr. Morrison's cost, and the difference between the amount paid Mr. Morrison and Mr. Morrison's cost as a deemed shareholder distribution.

Transactions with Hector A. Prieto

Mr. Hector Prieto, the chief operating officer of the Company, has sold or purchased interests in the Company's Operating Subsidiaries in the following instances:

During June 23, 1998, Mr. Prieto purchased a 10% interest in Innovative Visuals, LLC for $40,000, which was a 20% discount to the amount paid by other investors for their interests in Innovative Visuals, LLC. Mr. Prieto received a discount as a finders fee for introducing the other investors to the Company. The value of the finder's fee was $10,000.

On June 30, 1998, the Company purchased a .1% interest in Innovative Visuals, LLC, and a .05% interest in N.Y. Video, LLC, a subsidiary of the Company, from Mr. Prieto for nominal consideration.

During July 1997, Mr. Prieto purchased a 5% interest in Federal Visuals, LLC for $500, or $100 for each 1% ownership interest. Unaffiliated investors in Federal Visuals, LLC paid $4,000 for each 1% ownership interest in Federal Visuals, LLC. The value of the finder's fee was $19,500.

On October 1, 1997, Mr. Prieto purchased a 12.5% interest in Northside Visuals, LLC from a third party for $50,000. Mr. Prieto retained 4.17% of the 12.5% interest in Northside Visuals, LLC and assigned to the Company the remaining 8.33% interest.

During November 1997, Mr. Prieto purchased a 30% interest in N.Y. Video, LLC for $100,000, which was the same amount paid by unaffiliated third parties for their interests in N.Y. Video, LLC.

On February 15, 1996, Mr. Prieto purchased a 25% interest in Exciting Visuals, LLC for $50,000. Two unaffiliated investors located by Mr. Prieto each paid $50,000 for a 16.7% ownership interest in the Company. Mr. Prieto received a greater ownership interest in Exciting Visuals, LLC as a finder's fee for introducing the other investors to the Company. The value of the finder's fee was $75,000.

On March 27, 1996, Mr. Prieto purchased a 6.25% ownership interest in Fantastic Visuals, LLC for $20,000, which was a 20% discount to the amount paid by unaffiliated investors for each one percent interest in Fantastic Visuals, LLC. The value of the finder's fee was $5,000.

Mr. Prieto obtained his interests as finder's fees pursuant to oral agreements that were negotiated between Mr. Morrison (on behalf of the Company) and Mr. Prieto on a case-by-case basis. In each case, the Company agreed to give Mr. Prieto a percentage interest in the Operating Subsidiary as consideration for services rendered by Mr. Prieto in forming the Operating Subsidiary and opening a store, including for locating investors, site location, store design, and preopening services. Mr. Prieto's percentage interest, and his cost relative to the amount paid by other investors, varied on a case-by-case basis based on the perceived difficulty of opening each store at the time the store was first conceived. As of June 30, 1999 and 1998, Mr. Prieto had received cumulative distributions from the Company's limited liability subsidiaries, based upon his ownership interests therein, of $689,974 and $401,782, respectively. Mr. Prieto has not received any preferential treatment vis-à-vis other interest holders in the Operating Subsidiaries with respect to the distributions that he has received from the Operating Subsidiaries.

Miscellaneous Transactions

Mr. Morrison has made a loan to an entity that is developing an adult fantasy store in Athens, Georgia. The entity is controlled by a former employee of the Company. In addition, the entity has purchased inventory from Morrison Distributors, Ltd., the Company's distribution subsidiary.

During fiscal 2000 and 1999, the Company obtained maintenance and janitorial help from Gone Fishin, LLC, which is a company owned and controlled by Joseph Steingold (now deceased) the step-father of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company elected to outsource its maintenance and janitorial services in order to reduce employee benefit costs associated with such employees. The Company believes that the terms under which it acquired maintenance and janitorial services from Gone Fishin, LLC are equal to or better than the rates that would be charged for comparable services by unrelated vendors.

Robert Steingold is a financial consultant for the Detroit office of Smith Barney. Mr. Steingold is the manager of the Company's 401(k) retirement plan, and the step-brother of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company understands that the terms under which the retirement plan is managed by Smith Barney, and transactions are conducted on behalf of the plan, are comparable to the terms that Smith Barney offers for similar services to unrelated parties.

Investments at June 30, 2000 consist of a 10 percent ownership interest in an adult fantasy store located in St. Petersburg, Florida which is majority owned, managed, and operated by MacKenzie Davis, who was a minority investor in four of the Company's Operating Subsidiaries until December 30, 1999. The Company elected to sell its minority position in the Florida store to Mr. Davis for $15,000 payable in three monthly installments beginning on October 1, 2000. The Company felt that the purchase price was a fair return on its investment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1	Bylaws (1)
3.2	Articles of Amendment and Restatement dated April 22, 1997 (1)
11	Statement re: computation of earnings per share (2)
22	Subsidiaries of the Registrant (3)
23	Consent letter of Cherry, Bekaert and Holland, L.L.P.
27	Financial Data Schedule

(1) Incorporated by reference from the Company's Form 10-SB filed on or about October 6, 1999.

(2) The information required by this Exhibit can be determined from the Financial Statements included Part F/S.

(3) Incorporated by reference from the Company's Form 10-SB/A filed on or about May 31, 2000.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

Dated: October 13, 2000	/s/ Michael Morrison By: Michael Morrison, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2000	/s/ Michael Morrison By: Michael Morrison, President

Dated: October 13, 2000	/s/ Bobby Scott, Jr. By: Bobby Scott, Jr., Vice President and Director

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

for the years ended June 30, 2000 and 1999

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Contents

Independent Auditors' Report
Financial Statements:
Consolidated Balance Sheets
Consolidated Statement of Operations
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders

Focus Entertainment International, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Focus Entertainment International, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Entertainment International, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Cherry, Bekaert and Holland, L.L.P.

Certified Public Accountants

Atlanta, Georgia

October 5, 2000

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2000 and 1999

Assets

	2000	1999
Current assets
Cash and Cash Equivalents	$ 373,661	$ 246,445
Inventory	2,548,797	2,071,623
Accounts Receivable	23,755	5,250
Notes Receivable	-	156,694
Prepaid Income Taxes	75,837	-
Prepaid Insurance	114,125	119,008
Prepaid Rent	83,815	84,625

Total current assets	3,219,990	2,683,645

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	387,608	277,614
Furniture and Fixtures	626,505	526,620
Leasehold Improvements	961,813	686,593
Store Equipment and Signage	826,630	775,754
Vehicles	54,011	54,011
	3,136,238	2,600,263
Accumulated depreciation	(1,291,255)	(1,001,988)

Net property and equipment	1,844,983	1,598,275

Other assets
Advances to Employees	-	3,849
Due From Stockholders	2,884	-
Goodwill - net of amortization	1,335,558	537,195
Deferred Income Taxes	25,000	25,000
Deposits	97,977	93,083
Notes Receivable - due after one year	75,000	159,396
Investments	8,715	26,144

Total other assets	1,545,134	844,667

Total assets	$ 6,610,107	$ 5,126,587

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

June 30, 2000 and 1999

Liabilities and Stockholders' Equity

	2000	1999
Current liabilities
Current portion of long term debt	$ 548,546	$ 296,135
Accounts payable	1,163,623	307,931
Accrued expenses	210,068	216,239
Income taxes payable	-	530,107

Total current liabilities	1,922,237	1,350,412

Long-term liabilities
Due to stockholders	-	138,348
Long term debt (net of current portion)	563,516	230,164

Total liabilities	2,485,753	1,718,924

Commitments and Contingencies
Minority interest	1,088,198	1,253,944

Stockholders' equity
Common stock; $.001 par value, 50,000,000 shares authorized, 4,900,000 and 4,825,000 shares issued and outstanding, respectively	4,900	4,825
Additional paid-in capital	254,188	2,700
Retained earnings	2,777,068	2,146,194

Total stockholders' equity	3,036,156	2,153,719

Total liabilities and stockholders' equity	$ 6,610,107	$ 5,126,587

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2000 and 1999

	2000	1999

Sales Net of Returns and Allowances
Product Sales	$ 9,412,597	$ 8,526,394
Service Sales	4,040,571	4,586,362

Total sales	13,453,168	13,112,756

Cost of Goods Sold	4,509,911	3,368,804

Gross Profit	8,943,257	9,743,952

General and Administrative Expenses	6,886,700	6,237,772

Income From Operations	2,056,557	3,506,180

Other Income (Expense)
Rental Income	56,820	54,600
Loss on Disposal of Investments	-	(174,509)
Loss on Disposal of Assets	(100,008)	-
Interest Income	19,321	21,171
Interest Expense	(92,757)	(101,188)
Insurance Proceeds	-	50,000
Other	72,459	11,428

Total Other Income (Expense)	(44,165)	(138,498)

Income Before Income Taxes	2,012,392	3,367,682

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (continued)

Years ended June 30, 2000 and 1999

	2000	1999

Provision for Income Taxes	$ 531,620	$ 781,521

Minority Interest	849,898	1,152,613

Net Income	$ 630,874	$ 1,433,548

Basic EPS
Earnings Per Share of Common Stock	$ 0.13	$ 0.30
Average Number of Common Shares Outstanding	4,900,000	4,822,917

Diluted EPS
Earnings Per Share of Common Stock	0.13	0.29
Average Number of Common Shares Outstanding	4,900,000	4,852,082

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years ended June 30, 2000 and 1999

		Additional
	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of
June 30, 1998	4,800	1,475	757,646	763,921

Distribution in connection with purchase of minority interest			(45,000)	(45,000)

Issuance of
Common Stock	25	1,225		1,250

Net Income			1,433,548	1,433,548

Balance as of
June 30, 1999	$ 4,825	$ 2,700	$ 2,146,194	$ 2,153,719

Issuance of
Common Stock	75	251,488		251,563

Net Income			630,874	630,874

Balance as of
June 30, 2000	$ 4,900	$ 254,188	$ 2,777,068	$ 3,036,156

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2000 and 1999

	2000	1999

Cash Flows from Operating Activities
Net Income	$ 630,874	$ 1,433,548
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	301,473	310,723
Amortization	46,226	15,271
Minority Interest	849,898	1,152,613
Deferred Tax	-	(25,000)
Loss on Disposal of Investments	-	174,509
Consulting fees paid with stock	251,563	-
Changes in operating assets and liabilities:
Accounts Receivable	(18,505)	29,670
Inventory	(477,174)	(636,611)
Advances to Employees	3,849	(2,674)
Prepaid Insurance	4,883	(68,941)
Prepaid Rentals	810	(16,731)
Deposits	(8,675)	(15,495)
Accounts Payable and Accrued Expenses	849,522	(423,611)
Income Taxes	(605,944)	186,855

Net Cash Provided by Operating Activities	1,828,800	2,114,126

Cash flows from Investing Activities
Purchase of Property and Equipment	(548,181)	(369,271)
Repurchase of Shares from Minority Interests	(715,028)	(783,862)
Purchase of Investments	-	(150,652)
Purchase of Goodwill	(513,072)	-
Notes Receivable	241,090	(109,259)
Proceeds from sale of investments	17,429

Net Cash Used for Investing Activities	(1,517,762)	(1,413,044)

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years ended June 30, 2000 and 1999

	2000	1999

Cash Flows from Financing Activities
Proceeds from Long Term Debt	$ 1,140,387	$ 151,841
Payments on Long Term Debt	(554,624)	(717,800)
Advances to Stockholder	(141,232)	406,369
Stock Option Exercised	-	1,250
Minority Interest Contributions	20,000	-
Minority Interest Distribution	(648,353)	(717,604)

Net Cash Provided by (Used for) Financing Activities	(183,822)	(875,944)

Net increase (decrease) in cash	127,216	(174,862)

Cash and cash equivalents, beginning of year	246,445	421,307

Cash and cash equivalents, end of year	$ 373,661	$ 246,445

Supplemental Disclosures of Cash Flow Information:

Cash payments during the year for:
Interest on debt obligations	$ 91,950	$ 101,189
Income taxes	1,140,342	592,166

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies

Corporate History

Focus Entertainment International, Inc. was formed in 1991. From inception until April 1997, the Company was in the developmental stage. In 1997, the Company acquired all the outstanding shares of 9 1/2 Weeks an Adult Fantasy Store, Inc. In May 1998, 9 1/2 Weeks changed its name to Midtown Visuals, Inc. ("Midtown"). Midtown operates a chain of twelve adult fantasy stores. In 1997, Morrison Distributors, Ltd. was acquired by the Company. Morrison Distributors purchases the retail inventory and distributes product to the stores.

Company's Activities

Focus Entertainment International, Inc. and its Subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupids Arrow and Inserection Water Pipe World and are located in the metropolitan Atlanta Georgia area in Fulton, Cobb, and DeKalb counties and in Myrtle Beach, South Carolina in Horry county. The Company also promoted boxing events under the name "Boxing in Buckhead" until December 1999, and until May 1999 operated a boxing gym under the name Biggs Morrison Boxing.

Principles of Consolidation

The Company wholly owns Midtown Visuals, Inc. and Morrison Distributors, Ltd. Midtown owns controlling interest in Unique Visuals, LLC, Exciting Visuals, LLC, Creative Visuals, LLC, Fantastic Visuals, LLC, Northside Visuals, LLC, Cheshire Visuals, LLC, New York Video, Innovative Visuals, LLC, 1690 Cobb, LLC, Snellville Visuals, LLC, Myrtle Beach Visuals, LLC, Internet Visuals, LLC, Federal Visuals, LLC, and Biggs Morrison Boxing, LLC. The financial statements of these subsidiaries have been consolidated. Minority interests acquired over time have been recorded using the purchase method. Goodwill was recorded for the excess of the purchase price over the proportionate share of the fair value of net assets acquired. Significant intercompany balances and transactions have been eliminated in consolidation.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)

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

Prepaid Rent

Rent paid in advance on building leases has been reported as a prepaid.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation expense charged to operations amounted to $301,473 and $310,723 in 2000 and 1999, respectively.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts provided for deferred income taxes relate principally to depreciation.

Cash and Cash Equivalents

The Company considers instruments with maturities of three months or less to be cash equivalents for purposes of the statements of cash flows.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Intangible and Long-lived Assets

Goodwill is recognized for financial statement purposes as the excess of the purchase price of interests in subsidiaries from minority investors and the book value of those interests. Goodwill originating from the purchase of the Myrtle Beach store is recognized as the excess of the purchase price of the assets purchased over the fair market value of those assets.

Goodwill is being amortized over 240 months.

Goodwill originating in transactions with the majority stockholder is measured using the basis of the majority stockholder established in transactions with outside partners. Amounts paid to the majority stockholder in excess of the basis is charged to retained earnings.

The Company evaluates the impairment of goodwill and long-lived assets on an ongoing basis in relation to the undiscounted cash flows of the related assets. No adjustments for impairment have been made.

Amortization expense charged to operations amounted to $46,226 and $15,271 in 2000 and 1999, respectively.

Investments

Investments of less than 20 percent in investees where the Company does not have significant influence are carried at cost.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $234,703 and $205,422 for the years ended June 30, 2000 and 1999, respectively.

Comprehensive Income

There were no items of other comprehensive income for the years ended June 30, 2000 and 1999.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)

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

For the years ended June 30, 2000 and 1999, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with information our management uses to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region. The adoption of the provision of SFAS No. 131 has not significantly impacted our financial reporting because the Company operates in one business segment and geographic region.

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 3 - Inventory

Inventory consisted of:

	2000	1999

Retail Video Tapes	$ 1,335,196	$ 1,073,729
Retail Product	1,213,601	997,894

	$ 2,548,797	$ 2,071,623

Both videos and product are held for sale. Videos are also available for rental. Rental videos are generally sold within one year. Therefore all videos are classified as a current asset and are not amortized.

Note 4 - Notes Receivable

Notes receivable consist of the following:

	2000	1999

Note receivable from an individual with interest payable annually in arrears at 7 percent. The principal balance is due in sixty equal monthly installments beginning January 20, 2002. The note is unsecured. Past due interest of $5,250 has been accrued and is reported in accounts receivable

	$ 75,000	$ 75,000

Note receivable from a corporation payable in one monthly installment of $10,417 and twenty monthly installments of $14,479 through December 5, 2000. The note is non interest bearing and is amortized with a discounted interest rate of 10 percent.	-	241,090

	75,000	316,090
Less current portion	-	156,694

Due after one year	$ 75,000	$ 159,396

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 5 - Long-term debt

Long-term debt consists of:

	2000	1999
Note payable to a limited partnership in monthly installments of $12,122, including interest at 15 percent. The note is collateralized by a pledge of membership interest in a subsidiary.	-	123,857

Mortgage note payable to individuals in monthly installments of $2,045, including interest at 10 percent. The note is collateralized by a deed to secure debt on land and building.	220,515	222,869

Note payable to premium financing company in monthly installments of $7,808, including interest at 7.35 percent. The note is collateralized by unearned premiums under various policies.	-	75,511

Note payable to company in monthly installments of $2,353, including interest at 8.25 percent. The note is collateralized by equipment.	-	2,337

Note payable to company in monthly installments of $2,551, including interest at 8 percent. The note is collateralized by equipment.	$ -	$ 19,805

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 5 - Long-term debt (continued)

	2000	1999

Note payable to finance company in monthly installments of $695. Including interest at 9.755% per annum. The note is collateralized by a vehicle.	$ 9,649	$ 16,108

Note payable to premium financing company in monthly installments of $10,157, including interest at 7.17 percent. The note is collateralized by unearned premiums under various policies.	88,747	-

Note payable to limited partnership in monthly installments of $11,768, including interest at 12 percent. The note is collateralized by a guarantee from the majority stockholder.	202,722	-

Note payable to company in monthly installments of $10,833 including interest at 8 percent. The note is collateralized by minority interests in various subsidiaries.	248,699	-

Note payable to company in monthly installments of $1,692, including interest at 8.25 percent. The note is collateralized by equipment.	14,721	-

Note payable to company in monthly installments of $1,829, including interest at 8.25 percent. The note is collateralized by equipment.	15,911	-

Note payable to company in monthly installments of $16,667, including interest at 8 percent. The note is collateralized by a subsidiary.	311,098	-

	1,112,062	526,299
Less current portion	548,546	296,135

Net long-term debt	$ 563,516	$ 230,164

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 5 - Long-term debt (continued)

Aggregate maturities of long-term debt are as follows:

Year ending June 30,
2001	$ 548,546
2002	334,840
2003	13,634
2004	3,174
2005	3,506
Thereafter	208,362

$ 1,112,062

Interest expense of $92,757 and $101,188 for 2000 and 1999, respectively, is included in the accompanying consolidated statements of operations.

Note 6 - Investments

Investments at June 30, 2000 consist of a 10 percent ownership interest in an adult fantasy store located in St. Petersburg, Florida. No income or loss has been recognized related to this investment.

Investments at June 30, 1999 consist of a 15 percent ownership interest in an adult fantasy store located in Myrtle Beach, South Carolina and a 15 percent ownership interest in an adult fantasy store located in St. Petersburg, Florida. No income or loss has been recognized related to these investments.

In 1998 the Company purchased a 10 percent ownership interest in an LLC which was majority owned and controlled by the majority stockholder of the Company. The LLC operated an adult fantasy store in Honolulu, Hawaii. During the year ended June 30, 1999, the Company purchased an additional 10 percent ownership interest for $25,100 from minority investors of the LLC and made loans to the LLC of $99,409. In March 1999, the location was closed. A loss of $174,509 was recognized in 1999 and is included in the accompanying Consolidated Statement of Operations.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 7 - Income Taxes

The following is a summary of the income tax provision for the year ended June 30:

	2000	1999

Current:
Federal	$ 454,479	$ 687,910
State	77,141	121,111
Deferred:
Principally Federal	-	(27,500)

	$ 531,620	$ 781,521

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts provided for deferred taxes relate principally to depreciation. A reconciliation of income tax at the statutory rate to the companys effective rate is as follows:

	2000	1999

Computed at Expected Statutory Rates	34.0%	34.0%

Income Taxable to Minority Interests	(13.5%)	(13.7%)

Non-deductible Meals and Entertainment	1.9%	0.8%

State Income Tax Net of Federal Benefit	3.8%	2.4%

Other	0.2%	(0.3%)

	26.4%	23.2%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 8 - Earnings Per Share

	For the Year Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$ 630,874

Basic EPS
Income available to common stockholders	$ 630,874	4,900,000	$ 0.13

Diluted EPS
Effect of dilutive securities options	-	-
Income available to common stockholders plus assumed conversions	$ 630,874	4,900,000	$ 0.13
	For the Year Ended June 30, 1999
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$ 1,433,548

Basic EPS
Income available to common stockholders	$ 1,433,548	4,822,917	$ 0.30

Diluted EPS
Effect of dilutive securities options	-	29,165
Income available to common stockholders plus assumed conversions	$ 1,433,548	4,852,082	$ 0.30

All securities that could potentially dilute basic EPS have been included in the computation of diluted EPS.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 9 - Concentrations

The Company had nine of twelve retail locations in 2000 and eight of ten locations in 1999 in Fulton County Georgia. The Company operates in an industry which is the subject of substantial litigation and adverse public and political opinion. The Company has successfully defended its right to operate this business and feels it will be able to continue to defend this right. The Company is actively pursuing additional locations in other legal jurisdictions in an attempt to diversify the concentration of one legal jurisdiction.

Note 10 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location are allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

Affiliates of the Company in regards to minority interest are defined as officers or employees of the Company with significant roles. Minority interest owned by affiliates and non-affiliates is as follows:

Subsidiary	Minority Earnings Fiscal 2000	Minority Distributions Fiscal 2000	Minority Ownership of Nonaffiliates June 30, 2000	Minority Ownership of Affiliates June 30, 2000	Minority Equity June 30, 2000

Unique Visuals, LLC	$ -	$ 3,172	-	-	$ -
Exciting Visuals, LLC	286,485	216,429	-	25.000%	271,598
Fantastic Visuals, LLC	398,490	287,240	42.500%	6.250%	503,956
Northside Visuals, LLC	30,563	25,812	4.374%	4.170%	27,400
Cheshire Visuals, LLC	-	589	-	-	-
New York Video, LLC	90,678	64,091	-	29.950%	133,228
Innovative Visuals, LLC	46,565	53,044	20.000%	9.900%	133,521
1690 Cobb, LLC	(878)	-	-	-	-
Snellville Visuals, LLC	(2,005)	-	4.000%	5.000%	17,995
Federal Visuals, LLC	-	-	5.000%	-	500
Biggs Morrison Boxing, LLC	-	100	-	-	-

Total	$ 49,898	$ 717,604			$1,088,198

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 10 - Minority Interest (continued)

Subsidiary	Minority Earnings Fiscal 1999	Minority Distributions Fiscal 1999	Minority Ownership of Nonaffiliates June 30, 1999	Minority Ownership of Affiliates June 30, 1999	Minority Equity June 30, 1999

Unique Visuals, LLC	$ 39,737	$ 29,719	13.828%	-	$ 31,374
Exciting Visuals, LLC	450,906	288,380	16.670%	25.000%	381,287
Fantastic Visuals, LLC	469,138	299,300	42.500%	6.250%	392,706
Northside Visuals, LLC	73,243	67,518	10.310%	4.170%	41,899
Cheshire Visuals, LLC	2,161	25	-	-	-
New York Video, LLC	117,428	95,062	15.000%	29.950%	166,178
Innovative Visuals, LLC	-	-	40.010%	9.900%	240,000
Federal Visuals, LLC	-	(62,500)	-	-	500
Biggs Morrison Boxing, LLC	-	100	-	-	-

Total	$ ,152,613	$ 717,604			$1,253,944

Note 11 - Sales and Cost of Sales

Sales consist of:

	2000	1999

Product Sales	$ 5,161,874	$ 4,318,476
Video Sales	4,103,499	4,181,438
Video Rentals	2,430,778	2,036,043
Booth Revenues	1,637,342	2,458,342
Other	119,675	118,457

Total sales	$ 13,453,168	$ 13,112,756

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 11 - Sales and Cost of Sales (continued)

Cost of sales consist of

	1999	1998

Product Cost	$ 2,806,533	$ 2,112,010
Video Sales Cost	1,682,435	1,237,993
Video Rental Cost	-	-
Booth Revenue cost	-	-
Other Cost	20,943	18,801

Total Cost of Sales	$ 4,509,911	$ 3,368,804

Note 12 - 401(k) Plan

The Company has adopted a trusteed contributory 401(k) plan covering substantially all employees. The Company may contribute amounts as determined by the Board of Directors, not in excess of the lessor of the maximum allowable for income tax purposes or a specific percentage of the participant's salary. The Company has made no contributions for the years ended June 30, 2000 and 1999.

Note 13- Lease Commitments

The Company leases retail, office, and warehouse space under operating leases. The leases require the following minimum annual rental payments:

Year ending June 30,

2001	$ 966,156
2002	1,000,202
2003	1,006,469
2004	1,013,513
2005	1,048,584

During the year ended June 30, 1999, the Company paid $57,195 in settlement of a judgment against the majority stockholder, Mr. Morrison, on a guarantee of a lease for the Campbellton Visuals, LLC location in Atlanta. This was included in rental expense for the year ended June 30, 1999.

Rental expense for the years ended June 30, 2000 and 1999 amounted to $936,898 and $919,005, respectively.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 13- Lease Commitments (continued)

The Company subleases a portion of the Unique Visuals, LLC location to a unrelated business. Rental receipts for the years ended June 30, 2000, and 1999 amounted to $56,820 and $54,600, respectively, and is included in other income and expense in the accompanying Consolidated Statement of Operations.

Note 14 - Business Combination

On July 1, 1997, before business was transacted, the Company purchased Morrison Distributors, Ltd. from the Company's majority stockholder by exchanging 600,000 shares of the Company's common stock for the outstanding 500 shares of Morrison Distributors, Ltd.'s common stock. This combination of entities under common control was accounted for in a manner similar to pooling of interests accounting.

The following illustrates the pertinent financial data of the combining entities prior to the combination:

	Focus Entertainment	Morrison
	International, Inc.	Distributors, Ltd.

Retained Earnings
(accumulated deficit)	$ 332,910	$ (551,981)

There were no other changes in stockholders' equity of the companies prior to the combination. There were no intercompany transactions. There were no transactions prior to the combination which are included in the results of operations presented.

On April 27, 1997, a Stock Purchase Agreement was entered into between the stockholders of 9 1/2 Weeks, Inc. and Focus Entertainment International, inc. which resulted in the merger of the two companies. The companies were under common control. The transaction was consummated by the exchange of 4,000,000 shares of Focus Entertainment International, Inc.'s common stock for the outstanding 500 shares of 9 1/2 Weeks, Inc.'s common stock. The combination was accounted for in a manner similar to pooling of interests accounting. This transaction was consummated before the beginning of the fiscal years presented.

The following illustrates the pertinent financial data of the combining entities prior to the combination:

	Focus Entertainment International, Inc.	9 1/2 Weeks, Inc.

Net income (loss)	$ (40,000)	$ 247,927
Revenue	-	9,140,253

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 14 - Business Combination (continued)

There were no other charges in stockholders' equity of the Companies prior to the combination. There were no intercompany transactions.

Note 15 - Stock Option Agreements

On October 23, 1997, in connection with a loan to the Company, the Company entered into a stock option agreement with Surnow, LLC. As Trustee of the Jack J. Surnow Revocable Living Trust Dated August 19, 1993. The agreement is for 50,000 shares of the Company's common stock at an exercise price of $0.05 per share. The option must be exercised, if at all, on or before the earlier of ten days after the completion of a public offering or October 22, 1999.

On February 5, 1998, the Jack J. Surnow Revocable Living Trust dated August 19, 1993, assigned 50 percent of the right, title, and interest in this stock option agreement to the RFF Family Limited Partnership, L.P.

On August 9, 1998, the RFF Family Limited Partnership, L.P. exercised its option to purchase 25,000 shares of the company's stock for $1,250.

On May 21, 1999, the Company entered into a Financial Consulting and Placement Agent Agreement with The Malachi Group, Inc. This agreement gave The Malachi Group, Inc. a warrant to purchase 25,000 shares of the Company's common stock at a price per share equal to $5.00. The Agreement terminated before the warrants were issued.

On August 1, 1999 the Company entered into an agreement with Stockbroker Associates, Inc. wherein Stockbroker Associates, Inc. would provide certain consulting services including corporate image advertising, business development and strategy, corporate compensation policies, financial public relations and promotional services. The Company agreed to pay to Stockbroker Associates a weekly fee of $5,000. Additionally, the Company agreed to issue 25,000 shares of its common stock per month commencing on August 1, 1999. The agreement was terminated by the Company on October 12, 1999. 75,000 shares were issued under the agreement. The fair market value of the stock issued was determined by recently quoted market pricing , which the Company felt was reflective of the value of its shares based on earnings, and expensed as consulting fees. The issuance of these 75,000 shares resulted in consulting expense of $251,563.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 16 - Contingencies

The Company and its Subsidiaries are the defendants in various lawsuits at June 30, 2000 and 1999. According to the Company's legal counsel the majority of the lawsuits are frivolous in nature, with no adverse decisions expected. The Company has potential exposure on the following legal actions at June 30, 2000 and 1999:

New York Video, LLC, a subsidiary of the Company is involved in a dispossessory action filed by the landlord of the retail location in Union City, Georgia. Payless Shoesource, Inc. ("Payless") had filed two lawsuits against the Company in Fulton County State Court. The Company had leased space for the store operated by N. Y. Video from Payless in Union City, Georgia. Payless alleged that the Company violated a scope of use clause in its lease and sought to dispossess the Company of the premises. The Company recently lost the case after a trial, and is currently appealing the ruling. If the appeal is unsuccessful the Company will have to close or move the store. Under Georgia law a tenant is entitled to remain in possession while a trial ruling is on appeal. Ultimately loss of possession is possible. This location accounted for $1,170,469 and $1,135,000 of total Net Sales and for $136,056 and $283,928 of Income before taxes for the years ended June 30, 2000 and 1999, respectively. The current lease agreement expires on July 31, 2008.

The City of Union City, Georgia is disputing certain licensing and building permit violations at the New York Video, LLC location. Litigation is possible on the question of whether or not certain modifications of licensing and building will be necessary. If an unfavorable outcome occurs, management anticipates only a change in licensing with no significant potential loss.

At June 30, 1997, the Company was involved in a lawsuit regarding the trade name "9 1/2 Weeks". The case was settled during the year ended June 30, 1998. The settlement called for a cease and desist on the use of the "9 1/2 Weeks" name which resulted in approximately $105,000 in replacement signage at the retail locations. In addition, the Company made a lump sum payment of $100,000 to Jones Film Company, Inc. During the year ended June 30, 1999, the Company settled with its Insurance carrier for $50,000 in insurable damages pertaining to this lawsuit. The insurance proceeds are included in other income in the accompanying Consolidated Statement of Operations.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 16 - Contingencies (continued)

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At June 30, 2000, the Company estimates that $182,884 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Note 17 - Acquisitions and Dispositions

Minority Interests

The Company purchases minority interests in its own subsidiaries to increase its control of the business. In these transactions, the difference in the fair value of net assets acquired and the purchase price is recorded as goodwill. Any difference between the purchase price paid by the majority shareholder to a minority investor and the price paid by the Company to the majority shareholder for a particular minority interest is deemed a distribution.

Date	Subsidiary LLC	Percent Acquired	Purchase Price	Purchase Price of Majority Stockholder	Fair Value of Net Assets	Costs Over (Under) Fair Value of Net Assets	Distri-bution

10/1/97	Unique Visuals	25.00%	$162,000	$	$ 41,367	$120,633	$
07/31/98	Unique Visuals	4.92%	30,000		8,513	21,487
12/31/98	Unique Visuals	6.25%	28,000		11,498	16,502
10/01/99	Unique Visuals	13.83%	50,000		28,202	21,798
02/01/98	Creative Visuals	50.00%	250,000	250,000	41,436	108,564
06/01/98	Exciting Visuals	16.67%	155,000		67,594	87,406
12/30/99	Exciting Visuals	16.67%	389,316		179,745	209,571
02/01/98	Fantastic Visuals	1.25%	31,250	-	(4,365)		35,615
10/01/98	Northside Visuals	16.25%	103,462		49,167	54,295
03/30/99	Northside Visuals	5.94%	20,000		17,189	2,811
06/30/99	Northside Visuals	3.75%	67,400	52,190	9,582	42,608	15,210
12/30/99	Northside Visuals	5.94%	43,407		20,055	23,352
07/31/98	Cheshire Visuals	37.50%	150,000		150,000
11/01/98	Cheshire Visuals	12.50%	65,000		50,000	15,000
06/30/99	Cheshire Visuals	5.00%	55,800	43,207	2,236	40,971	12,593
06/30/99	New York Video	5.00%	76,100	58,903	6,288	52,615	17,197
12/30/99	New York Video	15.00%	30,279		60,169	70,110
05/30/00	1690 Cobb	5.00%	-		(878)	878
06/30/99	Federal Visuals	55.00%	88,000		200,500	(12,500)

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2000 and 1999

Note 18 - Related Party Transactions

The Company leased a building from a former minority owner before and after his remaining interest was acquired by the Company's majority stockholder. Lease payments amounted to $73,000 and $33,818 for the years ended June 30, 2000 and 1999, respectively. The lease was terminated November 1, 1999.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $219,795 and $159,934 during the years ended June 30, 2000 and 1999, respectively. The son-in-law of the same minority owner provided electrical work amounting to $33,902 and $77,564 during the years ended June 30, 2000 and 1999, respectively.

Advances to and from the majority stockholder have no stated terms.