Form 10QSB
period 2000-09-30
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2000-11-14
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

1739B Cheshire Bridge Rd, Atlanta, GA 30324

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of November 1, 2000.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000 and June 30, 2000 (unaudited)

ASSETS
	September 30, 2000	June 30, 2000
Current assets
Cash and Cash Equivalents	$262,489	$373,661
Inventory	2,669,197	2,548,797
Accounts Receivable	22,305	23,755
Prepaid Income Taxes	-	75,837
Prepaid Insurance	83,135	114,125
Prepaid Rentals	84,578	83,815

Total current assets	3,121,704	3,219,990

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	420,439	387,608
Furniture and Fixtures	649,779	626,505
Leasehold Improvements	1,111,028	961,813
Store Equipment and Signage	831,537	826,630
Vehicles	54,011	54,011
	3,346,465	3,136,238
Accumulated depreciation	(1,370,084)	(1,291,255)

Net property and equipment	1,976,381	1,844,983

Other assets
Advances to Employees	372	-
Due From Stockholders	33,263	2,884
Goodwill - net of amortization	1,329,984	1,335,558
Deferred Income Taxes	25,000	25,000
Deposits	97,793	97,977
Notes Receivable - due after one year	75,000	75,000
Investments	8,715	8,715

Total other assets	1,570,127	1,545,134

Total assets	$6,668,212	$6,610,107

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000 and June 30, 2000 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2000	June 30, 2000
Current liabilities
Current portion of long term debt	$503,357	$548,546
Accounts payable	1,206,208	1,163,623
Accrued expenses	182,299	210,068

Total current liabilities	1,924,744	1,922,237

Long-term liabilities
Long term debt (net of current portion)	466,587	563,516

Total liabilities	2,391,331	2,485,753

Minority interest	1,106,295	1,088,198

Stockholders' equity
Common stock; $.001 par value,
50,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Additional paid-in capital	254,188	254,188
Retained earnings	2,911,498	2,777,068

Total stockholders' equity	3,170,586	3,036,156

Total Liabilities and Stockholders Equity	$6,668,212	$6,610,107

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 2000 and 1999 (unaudited)

	2000	1999
Sales net of returns and allowances
Product Sales	$ 2,513,715	$ 2,229,304
Service Sales	754,282	1,072,534

Total sales	3,267,997	3,301,838

Cost of Goods Sold	1,193,312	917,928

Gross Profit	2,074,685	2,383,910

General and Administrative Expenses	1,722,920	1,898,159

Income From Operations	351,765	485,751

Other Income (Expense)
Rental Income	13,750	15,000
Interest Income	2,261	7,309
Interest Expense	(24,059)	(13,239)
Other Income	36,382	8,679

Total Other Income (Expense)	28,334	17,749

Income Before Income Taxes	380,099	503,500

Provision for Income Taxes	108,717	97,102

Minority Interest	136,953	240,983

Net Income	$134,429	$165,415

Basic EPS
Earnings Per Share of Common Stock	$0.03	$0.03
Average Number of Common Shares Outstanding	4,900,000	4,875,000

Diluted EPS
Earnings Per Share of Common Stock	$0.03	$0.03
Average Number of Common Shares Outstanding	4,900,000	4,950,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' EQUITY

Three months ended September 30, 2000 and 1999 (unaudited)

		Additional
	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of June 30, 1999	$ 4,825	$ 2,700	$ 2,146,195	$ 2,153,720

Issuance of Common Stock	50	162,450		162,500

Net Income			165,415	165,415

Balance as of September 30, 1999	$ 4,875	$ 165,150	$ 2,311,610	$ 2,481,635

Balance as of June 30, 2000	$ 4,900	$ 254,188	$ 2,777,069	$ 3,036,157

Net Income			134,429	134,429

Balance as of March 31, 2000	$ 4,900	$ 254,188	$ 2,911,498	$ 3,170,586

 The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended September 30, 2000 and 1999 (unaudited)

	2000	1999

Cash Flows from Operating Activities
Net Income	$ 134,429	$ 165,415
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	78,829	70,221
Amortization	17,578	4,795
Minority Interest	136,953	240,983
Consulting fees paid with stock	-	162,500
Changes in operating assets and liabilities:
Accounts Receivable	1,450	-
Inventory	(120,400)	(317,212)
Advances to Employees	(372)	2,748
Prepaid Insurance	30,991	32,791
Prepaid Rentals	(764)	7,507
Deposits	-	5,000
Accounts Payable and Accrued Expenses	14,817	385,198
Income Taxes	108,717	(422,898)

Net Cash Provided by Operating
Activities	402,228	337,048

Cash flows from Investing Activities
Purchase of Property and Equipment	(210,227)	(31,789)
Repurchase of Shares from Minority Interests	(26,923)	(102,026)
Notes Receivable	-	37,723

Net cash Used for Investing Activities	(237,150)	(96,092)

The accompanying notes are an integral part of these financial statements.

Focus Entertainment International, Inc. And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three months ended September 30, 2000 and 1999 (unaudited)

	2000	1999

Cash Flows from Financing Activities
Proceeds from Long Term Debt	$ -	$ 100,000
Payments on Long Term Debt	(142,118)	(115,575)
Advances to Stockholder	(30,379)	3,577
Minority Interest Distribution	(103,753)	(239,051)

Net Cash Provided by (Used for)
Financing Activities	(276,250)	(251,049)

Net increase (decrease) in cash	(111,172)	(10,093)

Cash and cash equivalents, beginning of period	373,661	246,445

Cash and cash equivalents, end of period	$ 262,489	$ 236,352

Supplemental Disclosures of Cash Flow Information:

Cash payments during the period for:
Interest on debt obligations	$ 24,059	$ 13,239
Income taxes		$ 520,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September30, 2000 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Focus Entertainment International, Inc. (the "Company" or "Focus") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-SB, which contains audited financial statements for the Company for the fiscal year ended June 30, 2000, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended September 30, 2000 are not indicative of the results that may be expected for the full year.

Company's Activities

Focus and its subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupid's Arrow and Water Pipe World and are located in the metropolitan Atlanta Georgia area in Fulton, Cobb, and DeKalb counties and in Myrtle Beach South Carolina in Horry County. The Company has also promoted boxing events under the name "Boxing in Buckhead".

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $78,829 and $70,221 for the three months ended September 30, 2000 and 1999, respectively.

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

Amortization expense charged to operations amounted to $17,578 and $4,795 for the three months ended September 30, 2000 and 1999, respectively.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $57,533 and $75,836 for the three months ended September 30, 2000 and 1999, respectively.

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

For the years ended June 30, 2001 and 2000, we have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with information our management uses to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region. The adoption of the provision of SFAS No. 131 has not significantly impacted our financial reporting.

Note 2 - Notes Payable

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

Note 3 - Purchase of Business Assets

On March 1, 2000 the Company purchased the assets of the business venture known as "Cupids Arrow - The Love Store" located at 1434-1474 Highway 501 West, Myrtle Beach, Horry County, South Carolina from Stormy Bear, LLC. The purchase was done in the name of Myrtle Beach Visuals, LLC. The total purchase price was $531,581. The acquisition was recorded under the purchase method of accounting. The fair value of the assets purchased are presented below:

Property and Equipment	$ 18,509
Goodwill	513,072
Net Assets Acquired	$ 531,581

Note 3 - Purchase of Business Assets (continued)

The purchase was completed with a cash payment of $163,072 and a promissory note in the amount of $368,509.

Note 4 - Investments

Investments at September 30, 2000 consist of a 10 percent ownership interest in Bedtyme Stories of St. Petersburg, Inc. that operates an adult fantasy store located in Tampa, Florida.

Note 5 - Income Taxes

The following is a summary of the income tax provision for the nine months ended March 31:

	2000	1999

Current:
Federal	$ 92,393	$ 82,522
State	16,324	14,580
Deferred:
Principally Federal	-	-

	$ 108,717	$ 97,102

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses.

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	2000	1999

Computed at Expected Statutory Rates	34.0%	34.0%

Income Taxable to Minority Interests	(12.3%)	(16.3%)

Non-deductible Meals and Entertainment	.7%	0.5%

Excess Book Depreciation over Tax	-	-

State Income Tax Net of Federal Benefit	4.3%	2.9%

Other	1.9%	(1.8%)

	28.6%	19.3%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.Note 6 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location is allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

	Minority	Minority	Ownership	Equity
	Earnings	Distributions	September 30,	September 30,
Subsidiary	Fiscal 2001	Fiscal 2001	2000	2000

Unique Visuals, LLC	$ -	$ -	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	42,449	19,962	25.00%	294,084
Fantastic Visuals, LLC	84,518	56,128	48.75%	532,346
Northside Visuals, LLC	2,070	1,875	4.17%	12,492
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	1,328	2,109	29.95%	132,447
Innovative Visuals, LLC	8,145	23,679	29.90%	117,988
1690 Cobb, LLC	-	-	0.00%	-
Snellville Visuals, LLC	(1,557)	-	9.00%	16,438
Myrtle Beach Visuals, LLC	-	-	0.00%	-
Federal Visuals, LLC	-	-	5.00%	500

Total	$ 136,953	$ 103,753		$ 1,106,295
			Minority	Minority
	Minority	Minority	Ownership	Equity
	Earnings	Distributions	September 30,	September 30,
Subsidiary	Fiscal 2000	Fiscal 2000	1999	1999
Unique Visuals, LLC	$ -	$ 3,172	13.83%	$ 28,202
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	98,310	91,408	41.67%	388,189
Fantastic Visuals, LLC	108,261	105,730	48.75%	395,238
Northside Visuals, LLC	8,523	8,637	14.48%	41,785
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	25,889	30,104	44.95%	161,962
Innovative Visuals, LLC	-	-	29.90%	140,000
1690 Cobb, LLC	-	-	5.00%	-
Federal Visuals, LLC	-	-	5.00%	500

Total	$ 240,983	$ 239,051		$ 1,155,876

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

On May 30, 2000 the Company purchased a 5 percent interest in 1690 Cobb, LLC from the Company's Secretary for no dollars. The book value (deficit) of the interest purchased was ($879). This transaction resulted in the recognition of $879 in goodwill, and increased the Company's ownership to 100.00 percent.

On September 30, 2000 the Company purchased a 4.38 percent interest in Northside Visuals, LLC from two minority investors for $26,923. The book value of the interest purchased was $15,103. This transaction resulted in the recognition of $11,820 in goodwill, and increased the Company's ownership to 95.83 percent.

Note 8 - Issuance of Stock in Private Transactions

On August 1, 1999 the Company entered into an agreement with Stockbroker Associates, Inc. wherein Stockbroker Associates, Inc. would provide certain consulting services including corporate image advertising, business development and strategy, corporate compensation policies, financial public relations and promotional services. The Company agreed to pay to Stockbroker Associates a weekly fee of $5,000. Additionally, the Company agreed to issue 25,000 shares of its common stock per month commencing on August 1, 1999. The agreement was terminated by the Company on October 12, 1999. 75,000 shares were issued under the agreement. The fair market value of the stock issued was determined by recently quoted market pricing, which the Company felt was reflective of the value of its shares based on earnings, and expensed as consulting fees. The issuance of these 75,000 shares resulted in consulting expense of $251,563.

On October 22, 1999, an option to purchase 25,000 shares of the Company's common stock at an exercise price of $.05 per share expired without being exercised.

Note 9 - Contingencies

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At September 30, 2000, the Company estimates that $188,016 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Note 10 - Related Party Transactions

The Company leased a building from a former minority owner before and after his remaining interest was acquired by Michael Morrison the Company's majority stockholder. Lease payments amounted to $-0- and $44,206 for the three months ended September 30, 2000 and 1999, respectively. The lease agreement was cancelled at November 30, 1999.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $88,649 and $26,295 during the three months ended September 30, 2000 and 1999, respectively. The son-in-law of the same minority owner provided electrical work amounting to $24,543 and $9,209 during the three months ended September 30, 2000 and 1999, respectively.

The Company obtained maintenance and janitorial help from Gone Fishin, LLC, which is a company owned and controlled by Joseph Steingold (now deceased) the step-father of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company elected to outsource its maintenance and janitorial services in order to reduce employee benefit costs associated with such employees. The company paid $9,774 and $110,141 respectively for the three months ended September 30, 2000 and 1999, respectively.

Advances to and from the majority stockholder have no stated terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Revenues

For the three months ended September 30, 2000, the Company had net sales of $3,267,997, as compared to net sales in the three months ended September 30, 1999 of $3,301,838, a decrease of $33,841, or 1.02%. A comparison of revenues by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001	FY2000
Product Sales	$ 1,503,589	$ 1,292,241
Video Sales	1,042,215	942,933
Video Rentals	616,388	559,871
Booth Revenues	137,894	489,309
Boxing Revenues	-	23,354
Misc. Sales	11,916	28,248
Sales and Credit Card Discounts	(44,005)	(34,118)

Totals	$ 3,267,997	$ 3,301,838

The Company opened new locations in the Atlanta metropolitan area in July 1999, and March 2000 and purchased an existing store in Myrtle Beach, SC in March 2000. The new stores allowed the Company to stabilize revenues even though its inner-city locations suffered an overall 17.72% reduction in net sales. This decrease is attributed to a 80.00% net reduction in video viewing booth revenues and a 8.53% reduction in video sales and rental revenues from those inner-city locations. Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area. The decrease in video sales has been partially offset by increases in rental revenues and product sales.

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

The Company does not expect revenues in its inner-city locations to continue decreasing. Revenues in the inner-city locations are stabilizing due to more effective advertising, no additional store "cannibalization" and overall increases in inner-city commerce due to improved demographics among inner-city residents, and greater inner-city commerce resulting from continued redevelopment of the area. Additionally, the Company is investigating various strategies to stem the decline in video booth revenues, including outsourcing management and operation of the booths, but thus far the effort has been unsuccessful.

The Company is actively seeking good locations in the suburban areas around Atlanta to offset the declines in the inner-city locations, as well as pursuing opportunities in neighboring states.

Cost of Goods Sold

For the three months ended September 30, 2000, cost of goods sold were $1,193,312, as compared to cost of goods sold in the three months ended September 30, 1999 of $917,928, an increase of $275,384, or 30.00%. As a percentage of net sales, cost of goods sold increased from 27.8% to 36.5% from 1999 to 2000. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company's locations. Additionally, an overall reduction of video booth revenues of 71.8% or $351,415 is indicative of a change in the overall sales mix to less profitable lines. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001		FY2000
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 766,004	51.0%	$ 571,401	44.2%
Video Sales	427,308	41.0%	339,456	36.0%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Boxing Revenues	-	-	3,970	17.0%
Misc. Sales	-	-	3,101	11.0%

Totals	$ 1,193,312	36.5%	$917,928	27.8%

General and Administrative Expenses

For the three months ended September 30, 2000, general and administrative expenses were $1,722,920, as compared to $1,898,159 for the three months ended September 30, 1999, a decrease of $175,239, or 9.23%. As a percentage of net sales, general and administrative expenses decreased from 57.49% to 52.72% from 1999 to 2000. The decrease in general and administrative expenses was primarily the result of a $219,500 expenditure for promotional and consulting services in fiscal year 2000 relating to the Company pending registration under the Securities Exchange Act of 1934. Additionally there was a decrease of $52,290 for promotional costs primarily related to the Boxing in Buckhead events. These decreases were partially offset by an increase in computer expenses of $30,248, an increase in travel and entertainment expenses of $26,168, and the payment of penalties and fines of $33,376.

Other Income (Expense)

For the three months ended September 30, 2000, Other Income (Expense) increased by $10,585, from $17,749 for the three months ended September 30, 1999 to $28,334 for the three months ended September 30, 2000. This is primarily attributable to an increase in payment discounts of $27,703 from 1999 to 2000, which was partially offset by an increase in interest expense of $10,820.

Income Taxes

For the three months ended September 30, 2000, the Company incurred income tax expense of $108,717, as compared to income tax expense of $97,102 for the three months ended September 30, 1999, an increase of $11,615, or 11.96%. The increase is primarily attributable to a decrease in taxable income attributable to minority interest holders and an increase in non deductible expenses. As of September 30, 2000 and 1999, the Company had Deferred Income Taxes of $25,000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At September 30, 2000, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the three months ended September 30, 2000, the Company had net income of $134,429, compared to net income of $165,415 for the three months ended September 30, 1999, a decrease of $30,986, or18.73%. Even though the Company's general and administrative expenses decreased dramatically, the increase in cost of sales as a percentage of net sales more than offset the benefits of the reduction.

Liquidity and Capital Resources

As of September 30, 2000, the Company had net working capital of $1,196,960, compared to net working capital of $1,655,516 as of September 30, 1999, a decrease of $458,556, and net working capital of $1,297,753 on June 30, 2000. As of September 30, 2000, the Company's long-term debt was $466,587, as compared to long-term debt of $370,325 at September 30, 1999, of which $141,926 was held by the Company's majority stockholder. Cash was reduced during the three months ended September 30, 2000 by the buildup of inventory for the holiday season, and the purchase of fixed assets, and payments on long term debt. This was offset by earnings from operations. During the three months ended September 30, 2000, the Company continued to concentrate on improving and consolidating its long-term financial position. The improvements in the Company's balance sheet in fiscal 2001 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at September 30, 2000 and June 30, 2000. The carrying value of the Company's notes receivable approximate fair market value at September 30, 2000 and June 30, 2000.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
27	Financial Data Schedule

(b) Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: November 14, 2000	/s/ Michael S. Morrison
By: Michael S. Morrison, President and Chief Financial Officer