Form 10-Q
period 2000-12-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2001-02-14
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of February 1, 2001.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2000 and June 30, 2000 (unaudited)

ASSETS	December 31, 2000	June 30, 2000
Current assets
Cash and Cash Equivalents	$335,465	$373,661
Inventory	2,605,018	2,548,797
Accounts Receivable	22,305	23,755
Prepaid Income Taxes	4,947	75,837
Prepaid Insurance	50,543	114,125
Prepaid Rentals	85,219	83,815
Total current assets	3,103,497	3,219,990

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	463,488	387,608
Furniture and Fixtures	652,947	626,505
Leasehold Improvements	1,113,371	961,813
Store Equipment and Signage	835,062	826,630
Vehicles	54,011	54,011
	3,398,550	3,136,238
Accumulated depreciation	(1,448,913)	(1,291,255)
Net property and equipment	1,949,637	1,844,983

Other assets
Due From Stockholders	0	2,884
Goodwill - net of amortization	1,311,870	1,335,558
Deferred Income Taxes	25,000	25,000
Deposits	97,793	97,977
Notes Receivable - due after one year	75,000	75,000
Investments	0	8,715
Total other assets	1,509,663	1,545,134

Total assets	$6,562,797	$6,610,107

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2000 and June 30, 2000 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2000	June 30, 2000
Current liabilities
Current portion of long term debt	$478,187	$548,546
Accounts payable	1,025,487	1,163,623
Accrued expenses	214,413	210,068

Total current liabilities	1,718,087	1,922,237

Long-term liabilities
Due to Stockholder	5,361	-
Long term debt (net of current portion)	335,017	563,516

Total liabilities	2,058,465	2,485,753

Minority interest	1,185,646	1,088,198

Stockholders' equity
Common stock; $.001 par value, 50,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Additional paid-in capital	254,188	254,188
Retained earnings	3,059,598	2,777,068
Total stockholders' equity	3,318,686	3,036,156

Total Liabilities and Stockholders Equity	$6,562,797	$6,610,107

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended December 31, 2000 and 1999 (unaudited)
	2000	1999
Sales net of returns and allowances
Product Sales	$ 5,071,567	$ 4,667,041
Service Sales	1,564,586	2,118,040

Total sales	6,636,153	6,785,081

Cost of Goods Sold	2,408,191	1,972,468

Gross Profit	4,227,962	4,812,613

General and Administrative Expenses	3,533,895	3,641,176

Income From Operations	694,067	1,171,437

Other Income (Expense)
Rental Income	41,212	32,520
Gain (loss) on the disposal of investments	49,511	-
Interest Income	3,672	13,706
Interest Expense	(56,645)	(29,416)
Other Income	46,131	33,642
Total Other Income (Expense)	83,881	50,452

Income Before Income Taxes	777,948	1,221,889

Provision for Income Taxes	215,890	274,289

Minority Interest	279,529	501,010

Net Income	$282,529	$446,590

Basic EPS
Earnings Per Share of Common Stock	$0.06	$0.09
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.06	$0.09
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended December 31, 2000 and 1999 (unaudited)
	2000	1999
Sales net of returns and allowances
Product Sales	$ 2,557,851	$ 2,437,736
Service Sales	810,304	1,045,506

Total sales	3,368,155	3,483,242

Cost of Goods Sold	1,214,878	1,054,540

Gross Profit	2,153,277	2,428,702

General and Administrative Expenses	1,810,975	1,743,017

Income From Operations	342,302	685,685

Other Income (Expense)
Rental Income	27,462	17,520
Gain (loss) on the disposal of investments	49,511	-
Interest Income	1,410	6,397
Interest Expense	(32,586)	(16,176)
Other Income	9,750	24,963

Total Other Income (Expense)	55,547	32,704

Income Before Income Taxes	397,849	718,389

Provision for Income Taxes	107,173	177,187

Minority Interest	142,576	260,027

Net Income	$148,100	$281,175

Basic EPS
Earnings Per Share of Common Stock	$0.03	$0.06
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.03	$0.06
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' EQUITY

Six months ended December 31, 2000 and 1999 (unaudited)

	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of June 30, 1999	$ 4,825	$ 2,700	$ 2,146,195	$ 2,153,720

Issuance of Common Stock	75	251,488		251,563

Net Income			446,590	446,590

Balance as of December 31, 1999	$ 4,900	$ 254,188	$ 2,592,785	$ 2,851,873

Balance as of June 30, 2000	$ 4,900	$ 254,188	$ 2,777,069	$ 3,036,157

Net Income			282,529	282,529

Balance as of December 31, 2000	$ 4,900	$ 254,188	$ 3,059,598	$ 3,318,686

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31, 2000 and 1999 (unaudited)
	2000	1999

Cash Flows from Operating Activities:
Net Income	$ 282,529	$ 446,590
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	157,658	140,442
Amortization	35,193	9,727
Minority Interest	279,529	501,010
Consulting fees paid with stock	-	251,563
Changes in operating assets and liabilities:
Accounts Receivable	1,450	(21,545)
Inventory	(56,221)	(467,059)
Advances to Employees	-	3,808
Prepaid Insurance	63,582	60,423
Prepaid Rentals	(1,404)	18,976
Deposits	-	1,750
Accounts Payable and Accrued Expenses	(133,790)	509,944
Income Taxes	70,890	(495,711)

Net Cash Provided by Operating
Activities	699,416	959,918

Cash flows from Investing Activities
Purchase of Property and Equipment	(262,313)	(109,211)
Repurchase of Shares from Minority Interests	(26,924)	(715,028)
Investments in non related LLCs	8,715	4,357
Notes Receivable	-	241,090

Net cash Used for Investing Activities	(280,522)	(578,792)

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six months ended December 31, 2000 and 1999 (unaudited)
	2000	1999

Cash Flows from Financing Activities
Proceeds from Long Term Debt	$ -	$ 393,951
Payments on Long Term Debt	(298,858)	(197,965)
Advances to Stockholder	8,245	(28,049)
Minority Interest Distribution	(166,477)	(386,602)

Net Cash Provided by (Used for)
Financing Activities	(457,090)	(218,665)

Net increase (decrease) in cash	(38,196)	162,461

Cash and cash equivalents, beginning of period	373,661	246,445

Cash and cash equivalents, end of period	$ 335,465	$ 408,906

Supplemental Disclosures of Cash Flow Information:

Cash payments during the period for:
Interest on debt obligations	$ 56,645	$ 29,416
Income taxes	145,000	$ 770,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 (Unaudited)

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

The results of operations for the period ended December 31, 2000 are not indicative of the results that may be expected for the full year.

Company's Activities

Focus and its subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupid's Arrow and Water Pipe World and are located in the metropolitan Atlanta, Georgia area in Fulton, Cobb, and DeKalb counties and in Myrtle Beach, South Carolina in Horry County. The Company has also promoted boxing events under the name "Boxing in Buckhead".

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $157,658 and $140,442 for the six months ended December 31, 2000 and 1999, respectively.

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

Amortization expense charged to operations amounted to $35,193 and $9,727 for the six months ended December 31, 2000 and 1999, respectively.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $116,117 and $158,803 for the six months ended December 31, 2000 and 1999, respectively.

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

On February 28, 2000 the Company issued a promissory note to Videotel, Inc for $21,000 as part of the purchase of a video booth system to be installed at Myrtle Beach Visuals, LLC. The note is payable in 12 monthly installments of $1,829 including interest at 8.25 percent per annum beginning May 1, 2000.

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

Property and Equipment	$ 18,509
Goodwill	513,072
Net Assets Acquired	$ 531,581

The purchase was completed with a cash payment of $163,072 and a promissory note in the amount of $368,509.

Note 4 - Income Taxes

The following is a summary of the income tax provision for the six months ended December 31:

	2000	1999
Current:
Federal	$ 183,474	$ 233,105
State	32,416	41,184
Deferred:
Principally Federal	-	-
	$ 215,890	$ 274,289

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses.

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	2000	1999

Computed at Expected Statutory Rates	34.0%	34.0%
Income Taxable to Minority Interests	(11.0%)	(11.5%)
Non-deductible Meals and Entertainment	.1%	0.1%
Excess Book Depreciation over Tax	-	-
State Income Tax Net of Federal Benefit	5.6%	5.7%
Other	(0.9%)	(2.7%)
	27.8%	25.4%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.

Note 5 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location is allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

Subsidiary	Minority Earnings Fiscal 2001	Minority Distributions Fiscal 2001	Minority Ownership December 31, 2000	Equity December 31, 2000

Unique Visuals, LLC	$ -	$ -	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	83,691	37,080	25.00%	318,209
Fantastic Visuals, LLC	169,447	91,489	48.75%	581,914
Northside Visuals, LLC	3,267	2,287	4.17%	13,277
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	14,627	2,868	29.95%	144,986
Innovative Visuals, LLC	11,963	32,753	29.90%	112,731
1690 Cobb, LLC	-	-	0.00%	-
Snellville Visuals, LLC	(3,466)	-	9.00%	14,529
Myrtle Beach Visuals, LLC	-	-	0.00%	-
Federal Visuals, LLC	-	-	0.00%	-

Total	$ 279,529	$ 166,477		$ 1,185,646
Subsidiary	Minority Earnings Fiscal 2000	Minority Distributions Fiscal 2000	Minority Ownership December 31, 1999	Minority Equity December 31, 1999

Unique Visuals, LLC	$ -	$ 3,172	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	200,033	150,553	25.00%	251,022
Fantastic Visuals, LLC	222,541	170,962	48.75%	444,285
Northside Visuals, LLC	20,050	14,934	8.54%	26,960
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	51,800	46,856	29.95%	110,953
Innovative Visuals, LLC	-	125	29.90%	146,461
1690 Cobb, LLC	-	-	5.00%	-
Federal Visuals, LLC	-	-	5.00%	500

Total	$ 501,010	$ 386,602		$ 980,182

Note 6 - Repurchase of Minority Interests

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

On December 31, 2000 the Company purchased a 5.00 percent interest in Federal Visuals, LLC from a minority investor for $1. The book value of the interest purchased was $500. This transaction resulted in the recognition of ($499) in goodwill, and increased the Company's ownership to 100.00 percent.

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

Note 9 - Contingencies

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At December 31, 2000, the Company estimates that $197,007 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Note 10 - Related Party Transactions

The Company leased a building from a former minority owner before and after his remaining interest was acquired by Michael Morrison the Company's majority stockholder. Lease payments amounted to $-0- and $73,000 for the six months ended December 31, 2000 and 1999, respectively. The lease agreement was cancelled at November 30, 1999.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $91,367 and $40,842 during the six months ended December 31, 2000 and 1999, respectively. The son-in-law of the same minority owner provided electrical work amounting to $25,274 and $12,237 during the six months ended December 31, 2000 and 1999, respectively.

The Company obtained maintenance and janitorial help from Gone Fishin, LLC, which is a company owned and controlled by Joseph Steingold (now deceased) the step-father of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company elected to outsource its maintenance and janitorial services in order to reduce employee benefit costs associated with such employees. The company paid $9,774 and $507,485 respectively for the six months ended December 31, 2000 and 1999, respectively. The Company ceased using this source of manpower in July 2000.

Advances to and from the majority stockholder have no stated terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Revenues

For the six months ended December 31, 2000, the Company had net sales of $6,636,153, as compared to net sales in the six months ended December 31, 1999 of $6,785,080, a decrease of $148,927, or 2.19%. A comparison of revenues by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001	FY2000
Product Sales	$ 3,013,272	$ 2,751,646
Video Sales	2,109,758	1,920,820
Video Rentals	1,238,953	1,181,312
Booth Revenues	325,633	897,277
Boxing Revenues	-	39,451
Misc. Sales	36,479	65,496
Sales and Credit Card Discounts	(87,942)	(70,922)

Totals	$ 6,636,153	$ 6,785,080

For the three months ended December 31, 2000, the Company had net sales of $3,368,155, as compared to net sales in the three months ended December 31, 1999 of $3,483,242, a decrease of $115,057, or 3.30%. A comparison of revenues by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001	FY2000
Product Sales	$ 1,509,683	$ 1,459,405
Video Sales	1,067,543	977,887
Video Rentals	622,565	621,441
Booth Revenues	187,739	407,968
Boxing Revenues	-	16,097
Misc. Sales	24,562	37,248
Sales and Credit Card Discounts	(43,937)	(36,804)
Totals	$ 3,368,155	$ 3,483,242

The Company opened new locations in the Atlanta metropolitan area in July 1999, and March 2000 and purchased an existing store in Myrtle Beach, SC in March 2000. The new stores allowed the Company to stabilize revenues even though its inner-city locations suffered an overall 16.83% reduction in net sales for the year and 15.94% for the quarter. This decrease in revenues at the Company's inner-city locations is attributable to a 67.19% net reduction in video viewing booth revenues for the year to date and a 56.15% for the quarter as well as a 6.35% net reduction in video sales and revenues for the year to date and 7.83% for the quarter.

Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area attributable to competition from discount stores that have opened within the past two years within close proximity to the Company's locations, and a reduction in parking availability to the Company's midtown Atlanta location due to construction of a new government office building adjacent thereto. The competitors were able to gain market share in the video viewing booth segment of the market as well. With the increased competition in the Atlanta inner-city, the Company believes the market in such areas has become saturated.

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

Cost of Goods Sold

For the six months ended December 31, 2000, cost of goods sold were $2,408,191, as compared to cost of goods sold in the six months ended December 31, 1999 of $1,972,468, an increase of $435,723, or 22.09%. As a percentage of net sales, cost of goods sold increased from 29.1% to 36.3% from 1999 to 2000. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company's locations. Additionally, an overall reduction of video booth revenues of 63.9%, or $571,644, during the six month period is indicative of a change in the overall sales mix to less profitable lines. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001		FY2000
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 1,543,190	51.2%	$ 1,267,046	46.1%
Video Sales	865,001	41.0%	691,495	36.0%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Boxing Revenues	-	-	6,722	17.0%
Misc. Sales	-	-	7,205	11.0%

Totals	$ 2,408,191	36.3%	$1,972,468	29.1%

For the three months ended December 31, 2000, cost of goods sold were $1,214,878, as compared to $1,054,540 in the three months ended December 31, 1999, an increase of $160,338, or 15.2%. As a percentage of net sales, cost of goods sold increased from 30.3% to 36.1% from for the three months ended December 31, 1999 and 2000, respectively. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company's locations. Additionally, an overall reduction of video booth revenues of 54.0%, or $220,229, during the three month period is indicative of a change in the overall sales mix to less profitable lines. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001		FY2000
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 777,186	51.5%	$ 695,645	47.7%
Video Sales	437,692	41.0%	352,039	36.0%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Boxing Revenues	-	-	2,752	17.0%
Misc. Sales	-	-	4,104	11.0%

Totals	$ 1,214,878	36.1%	$1,054,540	30.3%

General and Administrative Expenses

For the six month and three month periods ended December 31, 2000, general and administrative expenses were $3,533,895 and $1,810,975, as compared to $3,641,176 and 1,743,017 for the same periods in the prior year, respectively. General and administrative expenses decreased by $107,281, or 2.95%, for the six months ended December 31, 2000 as compared to December 31, 1999, and increased by $67,958, or 3.90%, for the three months ended December 31, 2000 as compared to December 31, 1999. As a percentage of net sales, general and administrative expenses decreased from 53.66% to 53.25% for the six month periods and increased from 50.04% to 53.77% for the three month periods. The decrease in general and administrative expenses during the six month period ended December 31, 2000 from the prior year was primarily the result of a decrease in promotional and consulting services in the current year as compared to the prior year, in which over $300,000 of such expenses were incurred. Additionally, there was a decrease of $105,891 for promotional costs primarily related to the Boxing in Buckhead events. These decreases were partially offset by an increase in labor costs of $166,278, an increase in travel and entertainment expenses of $60,103, and the payment of penalties and fines of $33,526.

Other Income (Expense)

For the six month and three month periods ended December 31, 2000, Other Income (Expense) increased by $33,429 and $22,843 respectively. This is primarily attributable to an increase in payment discounts of $31,602, an increase in rental proceeds of $8,692, and a gain on the disposal of investments of $49,511, which was partially offset by an increase in interest expense of $27,229.

Income Taxes

For the six month and three month periods ended December 31, 2000, the Company incurred income tax expense of $215,890 and $107,173 respectively, as compared to income tax expense of $274,289 and $177,187 for the same periods of the prior year, representing a decrease of $58,399 and $70,014 respectively. The decrease in income tax expense is primarily attributable to a decrease in taxable income attributable to the shift in sales mix and sagging video booth revenues, which was partially offset by an increase in nondeductible expenses. As of December 31, 2000 and 1999, the Company had Deferred Income Taxes of $25,000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At December 31, 2000, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the six month and three month periods ended December 31, 2000, the Company had net income of $282,529 and $148,100, compared to net income of $446,590 and $281,175 for the same periods of the prior year, representing a $164,061 and $133,075 decrease, respectively.

Liquidity and Capital Resources

As of December 31, 2000, the Company had cash of $335,465, as compared to cash of $373,661 as of June 30, 2000. As of December 31, 2000, the Company's net working capital of $1,385,410, as compared to net working capital of $1,297,753 as of June 30, 2000, an increase of $87,657 during the six month period. As of December 31, 2000, long-term debt was $340,378, as compared to $563,516 as of June 30, 2000, a decrease of $223,138 during the six month period.

The Company's working capital during the six month period ended December 31, 2000 was positively effected by positive earnings from operations during that period, which was offset by the buildup of inventory for the holiday season, the purchase of fixed assets, the reduction of accounts payable and accrued expenses, and payments on long term debt during that period. During the six months ended December 31, 2000, the Company continued to concentrate on improving and consolidating its long-term financial position. The improvements in the Company's balance sheet in fiscal 2001 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at December 31, 2000 and June 30, 2000. The carrying value of the Company's notes receivable approximate fair market value at December 31, 2000 and June 30, 2000.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: February 4, 2001	/s/ Michael S. Morrison
By: Michael S. Morrison, President and Chief Financial Officer