Form 10QSB
period 2001-03-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2001-05-15
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of May 11, 2001.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION: Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2001 and June 30, 2000 (unaudited)
ASSETS	March 31, 2001	June 30, 2000
Current assets
Cash and Cash Equivalents	$ 301,821	$373,661
Inventory	2,879,082	2,548,797
Accounts Receivable	16,273	23,755
Prepaid Income Taxes	--	75,837
Prepaid Insurance	18,205	114,125
Prepaid Rent	103,049	83,815
Prepaid Other	75,000	--
Total current assets	3,393,430	3,219,990

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	499,458	387,608
Furniture and Fixtures	652,947	626,505
Leasehold Improvements	1,119,871	961,813
Store Equipment and Signage	837,146	826,630
Vehicles	54,010	54,011
	3,443,104	3,136,238
Accumulated depreciation	(1,527,742)	(1,291,255)
Net property and equipment	1,915,362	1,844,983

Other assets:
Due From Stockholders	59,723	2,884
Advances to Employees	1,918
Goodwill - net of amortization	1,308,941	1,335,558
Deferred Income Taxes	25,000	25,000
Deposits	97,793	97,977
Notes Receivable - due after one year	--	75,000
Investments	--	8,715
Total other assets	1,493,375	1,545,134
TOTAL ASSETS	$ 6,802,167	$6,610,107

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2001 and June 30, 2000 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2001	June 30, 2000
Current liabilities
Current portion of long term debt	$ 378,292	$548,546
Accounts payable	1,247,678	1,163,623
Accrued expenses	367,929	210,068

Total current liabilities	1,993,899	1,922,237

Long-term liabilities
Long term debt (net of current portion)	285,686	563,516
Total liabilities	2,279,585	2,485,753

Minority interest	1,046,041	1,088,198

Stockholders' equity
Common stock; $.001 par value, 50,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Additional paid-in capital	254,188	254,188
Retained earnings	3,217,453	2,777,068
Total stockholders' equity	3,476,541	3,036,156

Total Liabilities and Stockholders Equity	$ 6,802,167	$ 6,610,107

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months ended March 31, 2001 and 2000 (unaudited)
	2001	2000
Sales net of returns and allowances
Product Sales	$ 7,626,861	$ 7,064,740
Service Sales	2,434,037	3,116,378
Total sales	10,060,898	10,181,118

Cost of Goods Sold	3,535,983	3,259,125
Gross Profit	6,524,915	6,921,993

General and Administrative Expenses	5,371,513	5,259,887
Income From Operations	1,153,402	1,662,106

Other Income (Expense)
Rental Income	55,612	38,820
Gain (loss) on the disposal of investments	49,511	-
Interest Income	5,066	17,217
Interest Expense	(74,376)	(69,319)
Other Income	62,439	53,141
Total Other Income (Expense)	98,252	39,859

Income Before Income Taxes	1,251,654	1,701,965
Provision for Income Taxes	405,098	447,745
Minority Interest	406,172	701,296
Net Income	$ 440,384	$ 552,924

Basic EPS
Earnings Per Share of Common Stock	$0.09	$0.11
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.09	$0.11
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2001 and 2000 (unaudited)
	2001	2000
Sales net of returns and allowances
Product Sales	$ 2,555,294	$ 2,392,274
Service Sales	869,451	1,003,764
Total sales	3,424,745	3,396,038

Cost of Goods Sold	1,127,792	1,286,657
Gross Profit	2,296,953	2,109,381

General and Administrative Expenses	1,837,618	1,618,712
Income From Operations	459,335	490,669

Other Income (Expense)
Rental Income	14,400	6,300
Gain (loss) on the disposal of investments	--	--
Interest Income	1,394	3,511
Interest Expense	(17,731)	(39,903)
Other Income	16,308	19,499
Total Other Income (Expense)	14,371	(10,593)

Income Before Income Taxes	473,706	480,076

Provision for Income Taxes	189,208	173,456
Minority Interest	126,643	200,286
Net Income	$ 157,855	$ 106,334

Basic EPS
Earnings Per Share of Common Stock	$0.03	$0.02
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.03	$0.02
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended March 31, 2001 and 2000 (unaudited)
		Additional
	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of June 30, 1999	$ 4,825	$ 2,700	$ 2,146,195	$ 2,153,720

Issuance of Common Stock	75	251,488		251,563

Net Income			552,924	552,924

Balance as of March 31, 2000	$ 4,900	$ 254,188	$ 2,699,119	$ 2,958,207

Balance as of June 30, 2000	$ 4,900	$ 254,188	$ 2,777,069	$ 3,036,157

Net Income			440,384	440,384

Balance as of March 31, 2001	$ 4,900	$ 254,188	$ 3,217,453	$ 3,476,541

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2001 and 2000 (unaudited)
	2001	2000

Cash Flows from Operating Activities:
Net Income	$ 440,384	$ 552,924
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	236,487	210,663
Amortization	52,462	18,544
Minority Interest	406,172	701,296
Consulting fees paid with stock	-	251,563
Changes in operating assets and liabilities:
Accounts Receivable	7,482	(11,239)
Inventory	(330,285)	(473,620)
Advances to Stockholders	(56,839)	(105,276)
Advances to Employees	(1,918)	3,257
Prepaids and other assets	76,870	108,661
Accounts Payable and Accrued Expenses	241,917	758,264
Income Taxes	75,837	(606,263)

Net Cash Provided by Operating	1,148,569	1,408,774
Activities

Cash flows from Investing Activities
Purchase of Property and Equipment	(306,866)	(947,206)
Repurchase of Shares from Minority Interests	(168,353)	(715,028)
Investments in non related LLCs	8,715	17,429
Notes Receivable	-	241,090

Net cash Used for Investing Activities	(466,504)	(1,403,715)

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine months ended March 31, 2001 and 2000 (unaudited)
	2001	2000

Cash Flows from Financing Activities
Proceeds from Long Term Debt	-	1,152,890
Payments on Long Term Debt	(448,084)	(534,712)
Minority Interest Contributions	--	20,000
Minority Interest Distributions	(305,821)	(510,176)

Net Cash Provided by (Used for) Financing Activities	(753,905)	128,002

Net increase (decrease) in cash	(71,840)	133,061

Cash and cash equivalents, beginning of period	373,661	246,445

Cash and cash equivalents, end of period	$ 301,821	$ 379,506

Supplemental Disclosures of Cash Flow Information:

Cash payments during the period for:
Interest on debt obligations	$ 74,376	$ 69,319
Income taxes	210,000	1,054,008

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 (Unaudited)

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

The results of operations for the period ended March 31, 2001 are not indicative of the results that may be expected for the full year.

Company's Activities

Focus and its subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupid's Arrow and Water Pipe World and are located in the metropolitan Atlanta, Georgia area in Fulton, Cobb, and DeKalb counties and in Myrtle Beach, South Carolina, in Horry County. The Company has also promoted boxing events under the name "Boxing in Buckhead".

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $236,487 and $210,663 for the nine months ended March 31, 2001 and 2000, respectively.

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

Amortization expense charged to operations amounted to $52,462 and $18,544 for the nine months ended March 31, 2001 and 2000, respectively.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $170,474 and $204,142 for the nine months ended March 31, 2001 and 2000, respectively.

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

Note 3 - Income Taxes

The following is a summary of the income tax provision for the nine months ended March 31:

	2001	2000
Current:
Federal	$ 341,855	$ 383,414
State	63,243	64,331
Deferred:
Principally Federal	-	-
	$ 405,098	$ 447,745

Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses.

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	2001	2000

Computed at Expected Statutory Rates	34.0%	34.0%
Income Taxable to Minority Interests	(7.3%)	(11.5%)
Non-deductible Meals and Entertainment	.1%	0.1%
Excess Book Depreciation over Tax	-	-
State Income Tax Net of Federal Benefit	5.6%	5.7%
Other	(0.9%)	(2.7%)
	32.4%	25.4%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.

Note 4 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location is allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

Subsidiary	Minority Earnings Fiscal 2001	Minority Distributions Fiscal 2001	Minority Ownership March 31, 2001	Equity March 31, 2001

Unique Visuals, LLC	$ -	$ -	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	134,417	77,187	25.00%	281,159
Fantastic Visuals, LLC	261,136	169,601	49.47%	557,042
Northside Visuals, LLC	3,009	3,208	3.80%	13,285
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	30,986	6,616	29.95%	122,698
Innovative Visuals, LLC	14,621	49,209	29.90%	87,683
1690 Cobb, LLC	-	-	0.00%	-
Snellville Visuals, LLC	(3,785)	-	9.00%	(15,826)
Myrtle Beach Visuals, LLC	-	-	0.00%	-
Federal Visuals, LLC	-	-	0.00%	-

Total	$ 406,172	$ 305,821		$ 1,046,041
Subsidiary	Minority Earnings Fiscal 2000	Minority Distributions Fiscal 2000	Minority Ownership March 31, 2000	Minority Equity March 31, 2000

Unique Visuals, LLC	$ -	$ 3,172	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	255,798	181,023	41.67%	276,317
Fantastic Visuals, LLC	313,065	229,182	48.75%	476,589
Northside Visuals, LLC	29,829	18,974	14.48%	32,699
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	79,194	57,789	44.95%	127,414
Innovative Visuals, LLC	25,844	20,036	29.90%	145,808
1690 Cobb, LLC	(645)	-	5.00%	(645)
Federal Visuals, LLC	-	-	5.00%	500
Snellville Visuals, LLC	(1,789)	-	9.00%	18,211
Total	$ 701,296	$ 386,602		$ 1,076,893

Note 5 - Repurchase of Minority Interests

On September 30, 2000, the Company purchased a 4.38 percent interest in Northside Visuals, LLC from two minority investors for $26,923. The book value of the interest purchased was $15,103. This transaction resulted in the recognition of $11,820 in goodwill, and increased the Company's ownership to 95.83 percent.

On December 31, 2000, the Company purchased a 5.00 percent interest in Federal Visuals, LLC from a minority investor for $1. The book value of the interest purchased was $500. This transaction resulted in the recognition of ($499) in goodwill, and increased the Company's ownership to 100.00 percent.

On January 30, 2001, the Company purchased a 4.00 percent interest in Snellville Visuals from a minority investor for $22,000. The book value of the interest purchased was $14,529 resulting in the recognition of $7,471 in goodwill.

Note 6 - Contingencies

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Distributions are made to the investors based on formulas set forth in the operating agreements for the LLCs. Under the terms of the operating agreements, distributions are to be made to the investors from net cash from operations of the LLC. The term "net cash from operations" is defined as the gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all LLC expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At December 31, 2000, the Company estimates that $266,680 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Note 7 - Related Party Transactions

The spouse of one of the minority owners of one of the Company's operating subsidiaries provided construction and renovation services to the Company amounting to $91,367 and $112,083 during the nine months ended March 31, 2001 and 2000, respectively. The son-in-law of the same minority owner provided electrical work amounting to $25,274 and $20,995 during the nine months ended March 31, 2001 and 2000, respectively.

The Company obtained maintenance and janitorial help from Gone Fishin, LLC, which was a company owned and controlled by Joseph Steingold (now deceased), the step-father of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company elected to outsource its maintenance and janitorial services in order to reduce employee benefit costs associated with such employees. The company paid $9,774 and $328,773 respectively for the nine months ended March 31, 2001 and 2000, respectively. The Company ceased using this source of manpower in July 2000.

Advances to and from the majority stockholder have no stated terms.

Note 8 - Subsequent Events

On April 9, 2001, the Company entered into an agreement (the "Agreement") to purchase the stock of M and S Zbosnik, Inc., which does business as Home Video, an video store that sells and rents adult videos in the city of Duluth, county of Gwinnett, Georgia. Under the terms of the Agreement, Focus acquired all of the outstanding shares of stock in exchange for consideration in the form of cash in the amount of $19,521. The stock was purchased for one dollar ($1.) and the remaining $19,520 was for inventory in the amount of $8,500 and furniture and fixtures in the amount of $11,020.

In connection with the above, the Company entered into a five-year lease with Martin and Sheila Zbosnik, owners of the building in which the store operates. On May 3, 2001, Focus also entered into an agreement with Videotel, a video viewing booth supplier for the purchase and installation of eight video viewing booths at a total cost of $40,113. The Company paid $20,000 in cash and Videotel issued a note for the balance of the purchase price. The terms of the note call for interest at 8.25% and twelve equal payments of $1,752 each.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Revenues

For the nine months ended March 31, 2001, the Company had net sales of $10,060,898, as compared to net sales in the nine months ended March 31, 2000 of $10,181,118, a decrease of $120,220, or 1.18%. A comparison of revenues by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001	FY2000
Product Sales	$ 4,564,893	$ 4,151,502
Video Sales	3,190,348	2,913,238
Video Rentals	1,885,113	1,814,618
Booth Revenues	503,499	1,284,834
Boxing Revenues	-	39,451
Misc. Sales	45,425	86,453
Sales and Credit Card Discounts	(128,380)	(108,979)

Totals	$ 10,060,898	$ 10,181,118

For the three months ended March 31, 2001, the Company had net sales of $3,424,745, as compared to net sales in the three months ended March 31, 2000 of $3,396,038, an increase of $28,707, or 0.85%. A comparison of revenues by type for the three-month periods in fiscal 2001 and fiscal 2000 is set forth below:

	FY2001	FY2000
Product Sales	$ 1,551,621	$ 1,399,856
Video Sales	1,080,590	922,418
Video Rentals	646,160	633,306
Booth Revenues	177,866	387,557
Boxing Revenues	-	-
Misc. Sales	8,946	20,957
Sales and Credit Card Discounts	(40,438)	(38,056)

Totals	$ 3,424,745	$ 3,096,038

The Company opened new locations in the Atlanta metropolitan area in July 1999, and March 2000 and purchased an existing store in Myrtle Beach, SC in March 2000. Product and video sales increased by $562,121, and $163,020, for the year-to-date and quarterly periods, respectively, primarily the result sales from the new locations. The product and video sales increases were offset by a decrease in service revenues in the amount of $682,341, and $134,313, for the year-to-date quarterly periods. Although video rentals increased slightly, revenues from video viewing booths decreased by $781,335 and $$209,691 for the year-to-date and quarterly periods, respectively. Management believes the decrease is primarily attributable to increased price competition in the Metropolitan Atlanta area attributable to competition from discount stores that have opened within the past two years within close proximity to the Company's locations. Since the Company was one of the first Adult Fantasy businesses in the Atlanta metropolitan area to offer video viewing booths it was inevitable that local competition would follow the same path to gain back lost market share. With the increased competition in the Atlanta inner-city area, the Company believes the market in such areas has become saturated.

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

Cost of Goods Sold

For the nine months ended March 31, 2001, cost of goods sold were $3,535,983, as compared to cost of goods sold in the nine months ended March 31, 2000 of $3,259,125 an increase of $276,858, or 8.5%. As a percentage of net sales, cost of goods sold increased from 32.0% to 35.1% from 2000 to 2001. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company's locations. Additionally, an overall reduction of video booth revenues of 60.8%, during the nine-month period is indicative of a change in the overall sales mix to less profitable lines. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001		FY2000
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 2,175,880	47.7%	$ 2,107,350	50.8%
Video Sales	1,360,103	42.6%	1,135,541	38.9%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Boxing Revenues	-	-	6,722	17.0%
Misc. Sales	-	-	9,512	11.0%

Totals	$ 3,535,983	35.1%	$3,259,125	32.0%

For the three months ended March 31, 2001, cost of goods sold were $1,127,792, as compared to $1,286,657 in the similar period for 2000, a decrease of $158,865, or 12.3%. The decrease in the quarterly comparison is primarily attributable to the sale of higher margin products in the 2001 period. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2001		FY2000
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 632,690	51.5%	$ 808,126	57.7%
Video Sales	495,102	41.0%	473,472	47.7%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Boxing Revenues	-	-	2,752	17.0%
Misc. Sales	-	-	2,307	11.0%

Totals	$ 1,127,792	32.9%	$1,286,657	39.5%

General and Administrative Expenses

For the nine-month and three-month periods ended March 31, 2001, general and administrative expenses were $5,371,513 and $1,837,618, as compared to $5,259,887 and 1,618,712 for the similar periods ended March 31, 2000, respectively. General and administrative expenses increased by $111,626, or 2.1%, for the nine months ended March 31, 2001 as compared to March 31, 2000, and increased by $218,906, or 13.5%, for the three months ended March 31, 2001 when compared to the similar period in 2000. The increase in general and administrative expenses during the nine-month and three-month periods ended March 31, 2001 from the prior year was primarily the result of increases in salaries and wages (including payroll taxes) due to the hiring of additional staff, and building rent increases from rent increase escalations and new locations. These increases were partially offset by decreases in promotional and consulting services in the current year as compared to the prior year, in which over $300,000 of such expenses were incurred. Additionally, there was a decrease of $105,891 for promotional costs primarily related to the Boxing in Buckhead events.

Other Income (Expense)

For the nine-month and three-month periods ended March 31, 2001, other income (expense) increased by $58,693 and $24,964, respectively. This is primarily attributable to an increase in payment discounts of $9,298, an increase in rental proceeds of $16,792, and a gain on the disposal of investments of $49,511, which was partially offset by an increase in interest expense of $5,057 and reduced interest income ($12,151) from fewer investments and lower interest rates.

Income Taxes

The Company incurred income tax expense of $405,098 and $189,208, as compared to income tax expense of $447,745 and $173,456 for the nine-month and three-month periods ended March 31, 2001 and March 31, 2000, respectively. The decrease in income tax expense is primarily attributable to a decrease in taxable income attributable to the shift in sales mix to products verses services (products and videos verses video viewing booths), which was partially offset by an increase in nondeductible expenses. As of March 31, 2001 and 2000, the Company had deferred income taxes of $25,000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At March 31, 2001, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the nine-month and three-month periods ended March 31, 2001, the Company had net income of $440,384 and $157,855, compared to net income of $552,924 and $106,334 for the same periods of the prior year. Net income increased in the three months ended March 31, 2001, as compared to the prior year's period, despite the drop in operating income due to a $73,643 decrease in minority interest expense resulting from the Company's repurchase of minority interests in operating subsidiaries. A decrease in minority interest expense of $295,124 in the nine month period also substantially offset a decline in operating income in that period.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash and cash equivalents of $301,821, as compared to cash of $373,661 as of June 30, 2000. As of March 31, 2001, the Company's net working capital of $1,399,531, as compared to net working capital of $1,297,753 as of June 30, 2000, an increase of $101,778 during the nine-month period. As of March 31, 2001, long-term debt was $285,686, as compared to $563,516 as of June 30, 2000, a decrease of $277,830 during the nine-month period.

The Company's working capital during the nine-month period ended March 31, 2001 was positively affected by positive earnings from operations during that period, which was offset by the increased inventory, primarily for new locations, the purchase of fixed assets, payments on long-term debt during the period, and the reclassification of a substantial amount of long-term debt as short-term debt which is maturing within the next year. During the nine months ended March 31, 2001, the Company continued to concentrate on improving and consolidating its long-term financial position. The improvements in the Company's balance sheet in fiscal 2001 should improve the long-term profitability of the Company's current operations and position the Company for future sustained growth.

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

The Company's primary long-term capital needs are for opening and acquiring new locations. The Company expects to fund such needs through cash flows from operations, bank credit facilities, trade credit, and equipment leases.

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at March 31, 2001 and June 30, 2000. The carrying value of the Company's notes receivable approximate fair market value at March 31, 2001 and June 30, 2000.

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: May 15, 2001	/s/ David Krolik
By: David Krolik, Chief Financial Officer