Form 10KSB
period 2001-06-30
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2002-03-05
CIK 1093663

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

Common Stock, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) X Yes ___ No; (2) X Yes ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $13,335,709

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (or the average bid and asked price of such common equity), as of a specified date within the past 60 days: $178,860 as of February 19, 2002.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 19, 2002 is 4,900,000.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Focus Entertainment International, Inc. (the "Company") was incorporated under the laws of the State of Florida on February 19, 1991 by Marc Goldberg. From inception to April 1997, the Company did not conduct active operations and was seeking a viable business to acquire.

On April 25, 1997, the Company entered into an agreement to buy 9 1/2 Weeks, an Adult Fantasy Store, Inc., a Georgia corporation ("9 1/2 Weeks"), and on that same date completed the acquisition of all the outstanding shares of 9 1/2 Weeks in exchange for 4,000,000 shares of the Company's common stock. There was no market for the Company's common stock at the time of its acquisition of 9 1/2 Weeks, and the stock was valued at the book value of 9 1/2 Weeks assets as of the date of the acquisition. 9 1/2 Weeks operates stores in the state of Georgia, which specialize in adult entertainment. Specifically, these stores rent and sell adult videotapes, sell marital aids, lotions, novelties, adult magazines, clothing, and lingerie, and offer on-premises video viewing booths (referred to herein as "adult fantasy stores"). Michael S. Morrison owned all of the outstanding common stock of 9 1/2 Weeks prior to its being acquired by the Company in April 1997. On July 1, 1997, the Company entered into an agreement to purchase Morrison Distributors, Ltd., and on that same date acquired all of the outstanding shares of Morrison Distributors, Ltd. for 600,000 shares of the Company's Common Stock. There was no market for the Company's common stock at the time of the acquisition, and the stock was valued at the book value of Morrison Distributors, Ltd.'s assets as of the date of the acquisition. Morrison Distributors, Ltd. provides purchasing, distribution and warehousing facilities for the Company's adult fantasy stores. Michael Morrison was the sole shareholder of Morrison Distributors, Ltd., as well as the majority shareholder of the Company, at the time the Company acquired Morrison Distributors, Ltd.

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

As of June 30, 2001, the Company was operating thirteen adult fantasy stores in the metropolitan Atlanta Georgia area and one in Myrtle Beach South Carolina, with the newest store opening in June 2001. In addition, the Company operated a boxing division under the name "Biggs Morrison Boxing" until December 1999. Finally, the Company recently began operating an advertising and graphics design business under the name "Subliminal Design" through a limited liability company named Internet Visuals, LLC.

The Company has formed Georgia limited liability companies (the "Operating Subsidiaries") to own and operate most of its adult fantasy stores. In most cases, the Company has raised the initial capital to fund the development costs of a store by selling minority interests in an Operating Subsidiary, formed to own the store, to affiliated and unaffiliated investors. The Company has also repurchased a significant number of minority interests in its Operating Subsidiaries. Set forth below is a list of each of the Operating Subsidiaries, together with the percentage interest owned by the Company, the percentage interest owned by affiliates of the Company, and the percentage interest owned by nonaffiliates of the Company (as of June 30, 2001):

Operating Subsidiary	Percentage Ownership of Company	Percentage Ownership of Affiliates	Percentage Ownership of Nonaffiliates
Innovative Visuals, LLC	70.1%	9.9%(1)	20%(2)
N.Y. Video, LLC	70.05%	29.95%(1)	--
Exciting Visuals, LLC	75.00%	25%(1)	--
Northside Visuals, LLC	95.833%	4.1667%(1)	--
Unique Visuals, LLC	100%	--	--
Fantastic Visuals, LLC	51.25%	6.25%(1)	42.5%(3)
Creative Visuals, LLC	100%	--	--
Federal Visuals, LLC	95%	5%(1)	--
Cheshire Visuals, LLC	100%	--	--
1690 Cobb, LLC	100%	--	--
Snellville Visuals, LLC	91%	5%(4)	4%(5)
Internet Visuals, LLC	100%	--	--
Myrtle Beach Visuals, LLC	100%	--	--

(1) Owned by Hector A. Prieto, the Company's Chief Operating Officer.

(2) Owned by Tina Louise Hodges, a nonaffiliate of the Company.

(3) 25% is owned by JFS and Associates, Inc., 5% is owned by Pauline Luthi, and 12.5% is owned by Tina Louise Hodges, all of whom are nonaffiliates of the Company.

(4) Owned by Erik Clabaugh, the Company's Corporate Secretary.

(5) Owned by Kenichi Akiyama a nonaffiliate of the Company

On the Company's financial statements, the minority interests in its Operating Subsidiaries are recorded at the initial cost of the holder's investment in the Operating Subsidiary plus the amount of income allocated to the minority interest holder less the amount of any distributions made to the minority interest holder.

Distributions are made to the investors based on formulas set forth in the operating agreements for the Operating Subsidiaries. Under the operating agreements, distributions are to be made to the investors from net cash from operations of the Operating Subsidiary. The term "net cash from operations" is defined as the "gross cash proceeds from operations (including, without limitation, sales and dispositions in the ordinary course of business) less the portion thereof used to pay or establish reserves for all expenses, debt payments, capital improvements, replacements, and contingencies, all as determined by the Manager. Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established." As of June 30, 2001, the Company estimates that $154,314 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

The Company's administrative offices are located at 1739-B Cheshire Bridge Rd., Atlanta, Georgia 30324, and its telephone number is (404) 253-1112. The fax number is (404) 872-1728.

Adult Fantasy Stores

The Company markets and sells the concepts of fantasy, entertainment and "safe sex", while emphasizing the objective of "safe sex," to increase name recognition, sales and a loyal customer base. The Company's primary operations are adult fantasy stores which retail adult videos, marital aids, lotions, novelties, magazines, provocative clothing, and lingerie, and contain adult viewing booths. The Company's stores, presently located in the metropolitan Atlanta area, operate under the names "Inserection," "Heaven," "New York Video," "Home Video" and "Waterpipe World."

The Company capitalizes on the growing market for adult entertainment and products by offering a wide variety of adult merchandise in upscale stores, which are strategically located. Each store is operated through a limited liability company, which is either wholly or partially owned by Midtown, with the exception of one store in metropolitan Atlanta, which is operated directly by the Company. The stores are targeted to sell to an above-average income customer base. Store locations are chosen on the basis of multiple factors, including: demographics, population density, physical barriers (freeways, rivers), psychological barriers (high-crime areas), traffic counts, accessibility and visibility.

During the past five and one-half years, the Company has opened thirteen locations in metropolitan Atlanta and acquired one in Myrtle Beach, South Carolina. The Company intends to strengthen its position in the metropolitan Atlanta area by expanding its Georgia operations. Management believes the Company can leverage its existing strengths to find new, desirable, appropriately zoned locations, or acquire existing operators. During the next five years, the Company plans to expand its retail outlets, via new stores and acquisitions of existing adult bookstores, adult fantasy stores, and adult novelty stores and other related businesses that management may deem compliments its business model, throughout the Southeastern United States.

The Company's adult fantasy stores offer the following products and services: Adult video rental and sales; Adult viewing booths; Adult products that are designed to improve the sex life and promote safe sex; Boudoir lingerie and leather products; Adult theme magazines, books, cards, CD-ROMs; and electronically distributed live entertainment.

The Company's adult fantasy stores primarily target 21 to 50 year old males and females with above-average discretionary income. The Company also targets couples by suggesting its products can enhance their relationships. Further, the Company advertises to the gay and lesbian community, in part by emphasizing products that are conducive to "safe-sex" practices.

The Company manages its retail business using an "integrated quality systems" approach based on a "hub and spoke" model of distribution that centralizes the warehousing and ticketing of products. Once products have been processed at the central warehouse, they are shipped to each of the stores. Management believes this model is unique in the industry, and enables the Company to maintain product-line flexibility while maintaining low costs.

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

According to the November 1997 issue of Adult Video News, an industry trade publication, the number of adult video rentals rose from 75 million in 1985 to 490 million by the end of 1992. The total climbed to 665 million, an all time high, in 1996. The same issue of Adult Video News estimated that adult video rental market in the United States constituted 13.3% of the total video rental market, and accounted for $3.1 billion in total annual revenues, with above-average profitability. For example, a popular Hollywood movie on videotape may cost a retailer approximately $60 or more per tape and rent for approximately $4 per night. A new adult release, by comparison, may cost approximately $15 per tape and rent for approximately $4 a night.

The general market for adult products, which includes adult toys, lingerie, magazines, and videos has been estimated at over $11 billion in the Unites States, and management believes the market is becoming more mainstream, both in terms of social acceptability and accessibility. The industry is gaining greater exposure with expanded delivery formats--Internet websites, satellite system programming, and increased cable exposure.

Although the Company's existing stores are located primarily in the Atlanta metro area, management of the Company has experience with adult fantasy stores in other parts of the country. Based on management's experience, the Company's experience with adult fantasy products in the Atlanta metro area is representative of the demand for such products nationwide.

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

3. A comprehensive line of products that enhance the lives of its customers and encourage "safe sex" practices.

4. A well designed and implemented information system that enables the Company to achieve maximum flexibility in meeting customer demand, while minimizing inventory, handling, and other costs.

5. Development of a "turn-key" system that allows for the rapid build-out of new stores capable of achieving "above-industry" profit margins. These systems include a centralized purchasing process, rapid product distribution, and company-wide marketing and promotion.

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

Future technological developments in the delivery of video by cable or the Internet may one day create significant competition with the traditional rental of videotapes, including adult videotapes. However, to date such technologies do not present meaningful competition to the Company.

Management believes the fragmented nature of the competition provides an excellent opportunity for the Company to leverage its strengths and employ its "turn-key" growth strategy in order to sustain long-term viability and above industry-average profit margins, in part by capitalizing on smaller, less efficient operators. Because the Company is larger than the majority of its competitors, products are purchased in bulk quantities, resulting in lower costs and either increased sales or higher margins depending on the particular product or approach which is deemed to be most appropriate for each location. In addition, the Company's size enables it to successfully compete by offering the latest videos and carrying a wider selection of non-video adult products than its competitors. The Company's profitability and its compensation packages have also been integral in its ability to afford a well-educated, highly effective management team

Management believes the Company has the infrastructure in place to:

    Target new locations for growth where there is little direct competition.
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

The Company operated a division known as "Biggs Morrison Boxing" until December 1999, which promoted a monthly slate of boxing matches in Atlanta, Georgia. Revenues from the Company's boxing division constituted less than 1% of the total revenues of the Company.

Subliminal Design

The Company has historically handled in-house a significant amount of its graphics design and advertising, in which the Company prepared layouts for print ads, posters, business cards and stationary for its adult fantasy stores and boxing divisions. The Company segregated its design and advertising department into a division known as "Subliminal Design." Management may market this division to other adult related businesses in the future for an additional revenue source. There can be no assurance that this division will generate any revenues for the Company.

Trademarks

The Company has obtained federal service mark approval for the name "Inserection." The Company plans to utilize the service mark "Inserection" in the development of future stores in order to build brand awareness.

Government Regulation

The Company experiences significant government regulation at the state and local level. At the local level, most cities and counties have zoning ordinances which either explicitly prohibit retail establishments of the type operated by the Company, or which contain procedures for community opposition and input which make zoning approval an expensive, time-consuming process. On the other, the Company has found that stores that experience significant community opposition perform better than those that do not, primarily as a result of publicity generated during the zoning approval process. As a result of zoning restrictions, the Company will not be able to locate its stores in many locations which its experience shows would be profitable. See "Legal Proceedings."

Some states and localities have statutes or ordinances that prohibit the sale or rental of products normally offered the Company at its stores. For example, the State of Georgia prohibits the sale of any product designed to stimulate ones genitalia. See "Legal Proceedings."

Employees

As of February 19, 2002, the Company employed a total of 136 employees, of which 89 were full-time and the balance were part-time.

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

The Company currently leases space at the following locations:
Location	Store Name	Expiration Date	Renewal Option
505 Peachtree Street, N.E. Atlanta, Georgia 30308	Inserection	June 30, 2005	5 year option
1023 W. Peachtree St. Atlanta, Georgia 30309	Inserection	January 8, 2003	None
2628 Piedmont Rd. Atlanta, Georgia 30324	Heaven	June 30, 2005	None
6400 Roswell Rd. Atlanta, Georgia 30328	Inserection	January 31, 2006	5 year option
7855 Roswell Rd. Atlanta, Georgia 30350	Inserection	February 28, 2006	5 year option
850 Northside Dr. Atlanta, Georgia 30318	Inserection	September 30, 2006	One 5 year option; One 10 year option
6903 Londonderry Way (1) Union City, Georgia 30291	New York Video	July 31, 2008	None
1739 Cheshire Bridge Rd. Atlanta, Georgia 30324	Inserection	November 30, 2001	One 5 year option
932 Montreal Rd. Clarkston, Georgia 30021	Inserection	March 31, 2006	Two 5 year options
1690 Cobb Parkway Suite D Marietta, Georgia 30602	Waterpipe World	February 28, 2002	Two 4 year options
1739-B Cheshire Bridge Rd. Atlanta, Georgia 30324	Focus Entertainment Int'l, Inc.	May 30, 2005	5 year option
4143 Fulton Industrial Blvd Atlanta, Georgia 30336	New York Video	January 31,2005	Two 4 year options
1434-1474 Highway 501 West Myrtle Beach, South Carolina	Cupid's Arrow - The Love Store	February 28, 2010	None
3522 Satellite Blvd. Duluth, GA 30136	Home Video	March 31, 2006	None

(1) Subject of pending litigation because the validity of the lease. (See Item 3: Legal Proceedings)

The Company leases retail, office, and warehouse space under operating leases. The leases require the following minimum annual rental payments:

Year ending June 30,	Aggregate Lease Payments

2002	$ 1,140,188
2003	$ 1,152,054
2004	$ 1,164,925
2005	$ 1,206,049
2006	$ 665,755

Rental expense for the years ended June 30, 2001 and 2000 amounted to $1,088,212 and $936,898, respectively.

The Company subleases a portion of the Unique Visuals, LLC location to an unrelated business. Rental receipts for the years ended June 30, 2001, and 2000 amounted to $68,912 and $56,820, respectively, and is included in other income and expense in the accompanying Consolidated Statements of Operations.

ITEM 3. LEGAL PROCEEDINGS

During March 1997, Cheshire Visuals, LLC., filed a lawsuit in the Fulton County Superior Court against the Board of Zoning Adjustment of the City of Atlanta, Georgia, Lisa Wade, Albert Maslia, Maya Hahn, John Aldridge, and Ralph Redding, individually and as Members of the Board of Zoning Adjustment of the City of Atlanta, Georgia, and Bill Campbell individually and as Mayor of Atlanta, and the City of Atlanta, Georgia. Cheshire Visuals, LLC. is seeking damages for the wrongful denial of a license, which was granted subsequent to the filing of the lawsuit. Although discovery has been completed, the City of Atlanta has filed a Motion for Summary Judgment. The company is awaiting a response from the court.

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

In March 1997, Mr. Morrison was convicted of violating a Georgia law that prohibits the distribution of devices designed to stimulate the sex organs. Mr. Morrison's conviction was appealed to the Georgia Supreme Court, which denied the appeal. Mr. Morrison was ultimately sentenced to pay a $2,000 fine and perform 200 hours of community service.

In June 2001, the Company opened a new store in Gwinnett County, Georgia. The Company was subsequently sued by the landowner on the grounds that the original purchase agreement included a clause that did not permit the sale of adult material. The court issued a ruling in favor of the landowner in October 2001, which caused the Company to close the location in November 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. From April 1997 to November 1999, the Company's common stock was traded on the NASDAQ OTC Bulletin Board. Since November 1999, the Company's common stock has been traded on the "pink sheets" operated by Pink Sheets, LLC. The Company's symbol is "FEII." The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended June 30, 2001 and 2000:
	2001		2000
	High	Low	High	Low

Quarter Ended September 30	$0.20	$0.15	$0.25	$0.25
Quarter Ended December 31	$0.20	$0.15	$0.60	$0.25
Quarter ended March 31	$0.60	$0.20	$1.40	$1.40
Quarter Ended June 30	$0.36	$0.36	$0.75	$0.45

As of December 31, 2001, the Company had 4,900,000 shares outstanding, which were held by 23 holders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The above quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. The Company has never declared any cash dividends on its Common Stock. The Company does not plan to declare any cash dividends in the foreseeable future, as the Company anticipates that all cash generated from operations will be used to finance the Company's internal growth and acquisition strategy.

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

Results of Operations for the Fiscal Year ended June 30, 2001

Revenues

For the fiscal year ended June 30, 2001, the Company had net sales of $13,335,709, as compared to net sales in the fiscal year ended June 30, 2000 of $13,453,168, a decrease of $117,460, or 0.87%. A comparison of revenues by type in fiscal 2001 to fiscal 2000 is set forth below:
	2001	2000

Product Sales	$ 6,151,354	$ 5,323,635
Video Sales	4,131,939	4,103,499
Video Rentals	2,495,887	2,430,778
Booth Revenues	701,376	1,637,342
Boxing Revenues	--	39,015
Misc. Sales	31,201	80,660
Sales and Credit Card Discounts	(176,048)	(161,761)

Totals	$ 13,335,709	$ 13,453,168

The revenue decrease was primarily attributable to a decrease in video viewing booth revenues of $935,966, or 57.16%. This decrease was partially offset by increases in net product sales of $827,719, or 15.55%, and video rentals of $65,109, or 2.68%. The Company opened new locations in the Atlanta metropolitan area in March 2000 and June 2001, and purchased an existing store in Myrtle Beach, South Carolina in March 2000. These new locations contributed $342,154, or 41.33% of the increase in product sales and 100% of the increase in video rentals revenues. Existing locations added the remaining $485,565 of the increase in product sales revenues, but those locations had relatively flat sales in video sales and video rentals revenues when compared to fiscal year 2000. New locations added $58,470 in video viewing booth revenues for the fiscal year ended June 30, 2001, meaning that existing locations experienced a decline in video viewing booth revenues of $994,436.

The decline in video viewing booth revenues from the existing, or inner-city locations is attributed to competition from discount stores that have opened within the past two years within close proximity to the Company's locations. With the increased competition in the Atlanta inner-city area, the Company believes the market in such areas has become saturated.

The Company expects revenues from video viewing booths in its inner-city locations to stabilize and product and video sales and rentals to increase due to more effective advertising, no additional store "cannibalization" and overall increases in inner-city commerce due to improved demographics among inner-city residents, and greater inner-city commerce resulting from continued redevelopment of the area.

The Company is actively seeking good locations in the suburban areas around Atlanta to offset the declines in the inner-city locations, as well as pursuing opportunities in neighboring states.

Cost of Goods Sold

For the fiscal year ended June 30, 2001, cost of goods sold were $4,864,884, as compared to cost of goods sold in the fiscal year ended June 30, 2000 of $4,509,911, an increase of $354,973, or 7.87%. As a percentage of net sales, cost of goods sold increased from 33.50% to 36.48% from 2000 to 2001. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company's locations. Additionally, the overall reduction of video booth revenues is indicative of a change in the overall sales mix to less profitable lines. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	2001		2000
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues

Product Sales	$ 3,035,889	50.2	$ 2,806,533	52.7
Video Sales	1,789,877	44.1	1,682,435	41.0
All Other Sales	39,118	5.4	14,313	17.7

Totals	$ 4,864,884	36.5	$ 4,509,911	33.5

General and Administrative Expenses

For the fiscal year ended June 30, 2001, general and administrative expenses were $7,378,375, as compared to $6,886,700 for the fiscal year ended June 30, 2000 an increase of $491,675 or 7.14%. The increase in general and administrative expenses was primarily the result of a $613,759 increase in expenditures for salaries and wages due to the increase in new employees from the opening of new locations. This increase, and increases in amortization, depreciation and travel and entertainment were partially offset by decreases in consulting, contract services and advertising expenses.

Other Income and Expense

The Company had Other Income, net of Other Expense, of $119,904 in fiscal 2001, as compared to Other Expense, net of Other Income, of $44,165 in fiscal 2000. The primary difference was a loss totaling $174,509 in fiscal 2000 from the Company's investment in Chamblee Visuals, LLC, which was controlled by Michael Morrison and operated a location in Honolulu, Hawaii.

Income Taxes

In the fiscal year ended June 30, 2001, the Company incurred income tax expense of $312,140, as compared to income tax expense of $531,620 for the fiscal year ended June 30, 2000, a decrease of $219,480, or 41.29%. The decrease is primarily attributable to decreased income from operations during the year ended June 30, 2001. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At June 30, 2001, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Liquidity and Capital Resources

As of June 30, 2001, the Company had net working capital of $1,319,174, compared to net working capital of $1,297,753 as of June 30, 2000, an increase of $21,421. During the year ended June 30, 2001, the Company realized cash from operations of $1,406,048, as compared to $1,828,800 for the year ended June 30, 2000. Despite the Company's cash from operations, the Company's working capital experienced little change from the prior year-end as the result of increases in investments in property and equipment, and repayments on debt. In particular, during the fiscal year 2001, the Company's expenditures for property and equipment were $411,112 and payments on long and short-term debt were $549,540.

As of June 30, 2001, the Company's long-term debt was $226,032, as compared to long-term debt of $563,516 at June 30, 2000, and its long-term debt maturing within the next year was $356,603 at June 30, 2001 as compared to $548,546 at June 30, 2000. The Company expects that it will be able to retire its long-term debt coming due in the next fiscal year from cash generated from operations..

During the year ended June 30, 2001, the Company concentrated on reducing its debt and minority interests in its Operating Subsidiaries in order to improve and consolidate its long-term financial position. Due to the nature of its business, the Company pays higher interest rates than those generally offered to non-adult retail operations. By strengthening its balance sheet, the Company believes it will be easier to attract new minority investors and borrow funds, if necessary, for future acquisitions. The Company funds its short-term working capital needs, including the purchase of video and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital needs for its existing locations. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital to sustain the continued aggressive growth of the Company. If the Company's cash from operations is insufficient to fund its working capital and future growth needs, it may have to seek financing from other sources. In the event the Company is unable to obtain additional equity financing and/or debt financing, the Company may not have the liquidity to sustain its growth.

The Company's primary long-term capital needs are for opening and acquiring new locations. The Company expects to fund such needs through cash flows from operations, bank credit facilities, trade credit, and equipment leases. There can be no assurance the Company will be able to obtain funding from any or all of these sources if the need should arise.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's financial statements for the year ended June 30, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company.
Name	Age	First Year as Director	Present Positions with Company
Michael S. Morrison	33	1997	Chairman and President
Bobby Scott, Jr.	28	1998	Vice President and Director
Hector A. Prieto	39	--	Chief Operating Officer
Erik Clabaugh	28	--	Secretary
David P. Krolik	46	--	Chief Financial Officer

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

Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation was paid during the fiscal years ended June 30, 2001 and 2000 to directors for services in their capacity as director.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Michael S. Morrison, President and Chairman of the Board of Directors - Mr. Morrison has been the Company's President and Chairman of the board of directors since April 1997. Mr. Morrison was the founder of Midtown and has been its President since January 1995. Mr. Morrison's duties include concept creation and implementation, overseeing the development of sales programs, analysis of expansion opportunities, and warehouse distribution. From March 1991 to January 1995, Mr. Morrison was a General Manager for Wildcat Distributors, Inc., Lennox, California ("Wildcat"). Wildcat is a privately held corporation that owns a chain of adult bookstores located in California. Mr. Morrison's responsibilities with Wildcat included the supervision of Wildcat's three stores, including the hiring of management, purchasing, and accounting personnel and the development of Wildcat's sales programs. Wildcat is owned by the estate of Mr. Morrison's mother. In March 1997, Mr. Morrison was convicted of a misdemeanor for violating a Georgia law that prohibits the distribution of devices designed to stimulate the sex organs. The appeal was denied by the Georgia Supreme Court, and Mr. Morrison's was sentenced to pay a $2,000 fine and perform 200 hours of community service.

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

David P. Krolik, Chief Financial Officer - Mr. Krolik became an employee of the Company in January 2001. Prior to joining the Company, Mr. Krolik served as Treasurer to two companies, ON Semiconductor in Phoenix, AZ and ZiLOG, Inc. in Campbell, CA, both of which are majority owned by Texas Pacific Group, a venture capital firm with offices in Dallas, TX and San Francisco, CA. Mr. Krolik's work experience also includes holding the titles of Vice President, Finance, Chief Financial Officer, Treasurer and Controller at UniSil Corporation in Mountainview, CA, LifePort, Inc. in Vancouver, WA and WaferTech in Camas, WA. Mr. Krolik's responsibilities have included all general accounting functions, investment management, insurance risk management, hedging forward contracts, SEC reporting, cash management, audit coordinator/liaison, accounts receivable and payable supervision and office administration. Mr. Krolik holds a B.S. in Commerce with a major in Accounting from Rider University in Lawrenceville, NJ.

The Company held no board meetings during the past fiscal year. There were no in-person meetings. The company has no audit, compensation or executive committees. There is no key man life insurance on any director, officer, or control person.

During 2001, the Company was not subject to the reporting requirements of Sections 13 or 15 of the 1934 Act, and therefore the Company's officers and directors were not required to file the reports required by Section 16 of the 1934 Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the company's Chief Executive Officer, vice president, and chief operating officer during the last three fiscal years. No other officers of the company earned more than $100,000 a year during any of the last three fiscal years, and therefore pursuant to Item 402(a) of the Regulation S-B, no information is presented with respect to any officer other than the Chief Executive Officer and the Chief Operating Officer.

Summary Compensation Table
Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation

Michael S. Morrison President and CEO (1)	2001 2000 1999	239,693 243,000 243,000	0 0 0	0 0 0

Bobby L. Scott Vice President (2)	2001 2000 1999	67,866 58,620 43,805	0 0 0	0 0 0

Erik K. Clabaugh Secretary (3)	2001 2000 1999	49,367 48,050 43,650	0 0 0	0 0 0

Hector A. Prieto Chief Operating Officer (4)	2001 2000 1999	112,725 112,000 103,600	0 0 0	0 0 0

David P. Krolik, Chief Financial Officer (5)	2001 2000 1999	36,658 -- --	0 -- --	0 -- --

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

(5) Mr. Krolik became Chief Financial Officer on March 1, 2001.

In accordance with Item 402 of Regulation S-B of the Securities and Exchange Commission, certain columns of the table required by Item 402(b) of Regulation S-B have been omitted where there has been no compensation paid or awarded to any of the named executives in any fiscal year covered by the table.

The Company does not have any employment agreements, confidentiality agreements or non-compete agreements with any of its named executive officers.

During the fiscal years ended June 30, 1999, 2000 and 2001, the Company made no grants of options or stock appreciation rights (SARS) to any officer or director. Therefore, the required table on options and SARS granted is omitted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2001, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.
Title of Class	Name and Address of Beneficial Owner	No. Shares Owned	No. Shares Beneficially Owned	Percent of Class (1)
Common Stock	Michael S. Morrison 127 W. Paces Ferry Rd. Atlanta, GA 30305	4,600,500	4,600,500	93.9%

(1) Based on a total of 4,900,000 shares issued and outstanding as of December 31, 2001.

The following table sets forth certain information, as of December 31, 2001, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.
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

(1) Based on a total of 4,900,000 shares issued and outstanding as of December 31, 2001.

(2) The address for each beneficial owner listed above is the Company's address.

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

Mr. Morrison was indebted to the Company for $55,304 and $2,884 as of June 30, 2001 and 2000, respectively.

In fiscal 2000, the Company borrowed $100,000 from Daugherty and Partners LLC, pursuant to a note bearing interest at 24% per annum that was due in 90 days. The proceeds were used to take advantage of an opportunity to repurchase a minority interest in an Operating Subsidiary. At the time of the transaction, Mr. Morrison had an ownership percentage of the lender. The Company repaid the loan by its due date.

Personal Guarantees by Michael Morrison

Mr. Morrison has personally guaranteed many of the Company's debts since the Company has few financial lenders available to it because of the nature of its business. At June 30, 2001, the guaranteed debts are a $250,000 note payable to RFF Freedman Family Partnership and a note payable to Videotel (the in the amount of $18,499 (See Note 5 to the Financial Statements). The balances remaining at June 30, 2001 are $79,180 and $18,499, respectively. Videotel requires a personal guarantee on all of its video booth system notes in order to finance their systems, and therefore the systems could not have been purchased without Mr. Morrison's personal guarantee.

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

Mr. Prieto obtained his interests as finder's fees pursuant to oral agreements that were negotiated between Mr. Morrison (on behalf of the Company) and Mr. Prieto on a case-by-case basis. In each case, the Company agreed to give Mr. Prieto a percentage interest in the Operating Subsidiary as consideration for services rendered by Mr. Prieto in forming the Operating Subsidiary and opening a store, including for locating investors, site location, store design, and preopening services. Mr. Prieto's percentage interest, and his cost relative to the amount paid by other investors, varied on a case-by-case basis based on the perceived difficulty of opening each store at the time the store was first conceived. As of June 30, 2001, 2000, 1999 and 1998, Mr. Prieto had received cumulative distributions from the Company's limited liability subsidiaries, based upon his ownership interests therein, of $1,112,912, $957,722, $689,974 and $401,782, respectively. Mr. Prieto has not received any preferential treatment vis-à-vis other interest holders in the Operating Subsidiaries with respect to the distributions that he has received from the Operating Subsidiaries.

Miscellaneous Transactions

During fiscal 2000, the Company obtained maintenance and janitorial help from Gone Fishin, LLC, which is a company owned and controlled by Joseph Steingold (now deceased), the step-father of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company elected to outsource its maintenance and janitorial services in order to reduce employee benefit costs associated with such employees. The Company believes that the terms under which it acquired maintenance and janitorial services from Gone Fishin, LLC were equal to or better than the rates that would be charged for comparable services by unrelated vendors. The Company has subsequently chosen an independent contractor for these services.

Robert Steingold is a financial consultant for the Detroit office of Smith Barney. Mr. Steingold is the manager of the Company's 401(k) retirement plan, and the stepbrother of Michael Morrison, an officer, director, and majority shareholder of the Company. The Company understands that the terms under which the retirement plan is managed by Smith Barney, and transactions are conducted on behalf of the plan, are comparable to the terms that Smith Barney offers for similar services to unrelated parties.

Investments at June 30, 2000 consisted of a 10 percent ownership interest in an adult fantasy store located in St. Petersburg, Florida, which was majority owned, managed, and operated by MacKenzie Davis, who was a minority investor in four of the Company's Operating Subsidiaries until December 30, 1999. The Company elected to sell its minority position in the Florida store to Mr. Davis for $15,000 payable in three monthly installments beginning on October 1, 2000. The Company felt that the purchase price was a fair return on its investment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit No.	Description
3.1	Bylaws (1)
3.2	Articles of Amendment and Restatement dated April 22, 1997 (1)
11	Statement re: computation of earnings per share (2)
22	Subsidiaries of the Registrant
24	Consent of Cherry, Bekaert and Holland, L.L.P.

(1) Incorporated by reference from the Company's Form 10-SB filed on or about October 6, 1999.

(2) The information required by this Exhibit can be determined from the Financial Statements included in Part II, Item 7 herein .

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
FOCUS ENTERTAINMENT INTERNATIONAL, INC.

Dated: March 5, 2002	/s/ Michael Morrison By: Michael Morrison, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: March 5, 2002	/s/ Michael Morrison By: Michael Morrison, President

Dated: March 5, 2002	/s/ Bobby Scott, Jr. By: Bobby Scott, Jr., Vice President and Director

Dated: March 5, 2002	/s/ David P. Krolik By: David P. Krolik, Chief Financial Officer

Exhibit A

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

for the years ended

June 30, 2001 and 2000

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Contents
Page
Independent Auditors' Report	2
Financial Statements:
Consolidated Balance Sheets	3-4
Consolidated Statement of Operations	5-6
Consolidated Statements of Changes in Stockholders' Equity	7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-23
Independent Auditors' Report on Supplementary Information	24
Consolidated Schedule of General and Administrative Expenses	25

Independent Auditors' Report

To the Board of Directors and Stockholders

Focus Entertainment International, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Focus Entertainment International, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Entertainment International, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Cherry, Bekaert and Holland, L.L.P.

Certified Public Accountants

Atlanta, Georgia

December 31, 2001

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2001 and 2000

ASSETS
	2001	2000
Current Assets
Cash and cash equivalents	$ 401,991	$ 373,661
Inventory	2,588,957	2,548,797
Accounts Receivable	-	23,755
Prepaid income taxes	-	75,837
Prepaid insurance	-	114,125
Prepaid rent	87,942	83,815

Total Current Asset	3,078,890	3,219,990

Property and Equipment
Land and building	279,671	279,671
Computers and software	521,714	387,608
Furniture and fixtures	652,949	626,505
Leasehold improvements	1,177,291	961,813
Store equipment and signage	861,716	826,630
Vehicles	54,010	54,011
	3,547,351	3,136,238
Accumulated Depreciation	(1,629,755)	(1,291,255)

Net Property and Equipment	1,917,596	1,844,983

Other Assets
Advance to employees	1,506	-
Due from stockholders	55,304	2,884
Goodwill - net amortization	1,230,173	1,335,558
Deferred income taxes	25,000	25,000
Deposits	122,893	97,977
Notes receivable - due after one year	-	75,000
Investments	22,950	8,715

Total other assets	1,457,826	1,545,134

Total assets	$ 6,454,312	$ 6,610,107

The accompanying notes are an integral part of these financial statement

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

June 30, 2001 and 2000

LIABILITIES AND STOCKHOLDERS' EQUITY
	2001	2000

Current Liabilities
Current portion of long term debt	$ 356,603	$ 548,546
Accounts payable	1,122,921	1,163,623
Accrued expenses	243,889	210,068
Income taxes payable	36,303	-

Total Current Liabilities	1,759,716	1,922,237

Long term Liabilities
Long term debt (net of current portion)	226,032	563,516

Total Liabilities	1,985,748	2,485,753

Commitments and Contingencies

Minority Interest	1,049,713	1,088,198

Stockholders' Equity
Common stock; $.001 par value,
50,000,000 shares authorized,
4,900,000 shares issued and outstanding	4,900	4,900
Additional paid-in capital	254,188	254,188
Retained earnings	3,159,763	2,777,068

Total Stockholders' Equity	3,418,851	3,036,156

Total Liability and
Stockholders' Equity	$ 6,454,312	$ 6,610,107

The accompanying notes are an integral part of these financial statement

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended June 30, 2001 and 2000
	2001	2000

Sales net of returns and allowances
Product sales	$ 10,107,244	$ 9,412,597
Service sales	3,228,465	4,040,571

Total Sales	13,335,709	13,453,168

Cost of goods sold	4,864,884	4,509,911

Gross profit	8,470,825	8,943,257

General and administrative expenses	7,378,375	6,886,700

Income from operations	1,092,450	2,056,557

Other income (expense)
Rental income	68,912	56,820
Gain (loss) on disposal of assets	49,511	(100,008)
Interest income	6,043	19,321
Interest expense	(88,233)	(92,757)
Other	83,671	72,459

Total other income (expense)	119,904	(44,165)

Income before income taxes	1,212,354	2,012,392

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended June 30, 2001 and 2000
	2001	2000

Provision for income taxes	$ 312,140	$ 531,620

Minority interest	517,520	849,898

Net income	382,694	630,874

Basic EPS
Earnings per share of common stock	0.08	0.13
Average number of common shares
outstanding	4,900,000	4,900,000

Diluted EPS
Earnings per share of common stock	0.08	0.13
Average number of common shares
outstanding	4,900,000	4,900,000

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended June 30, 2001 and 2000
	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

Balance as of June 30, 1999	$ 4,825	$ 2,700	$ 2,146,195	$ 2,153,720

Issuance of common stock	75	251,488	-	251,563

Net income			630,874	630,874

Balance as of June 30, 2000	4,900	254,188	2,777,069	3,036,157

Issuance of common stock	-	-	-	-

Net income	-	-	382,694	382,694

Balance as of June 30, 2001	$ 4,900	$ 254,188	$ 3,159,763	$ 3,418,851

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended June 30, 2001 and 2000
	2001	2000

Cash flows from operating activities	$ 382,694	$ 630,874
Net income
Adjustments to reconcile net income to net cash
Provided by operating activities
Depreciation	338,500	301,473
Amortization	70,741	46,226
Minority interest	517,518	849,898
Consulting fees paid with stock	-	251,563
Changes in operating assets and liabilities:
Accounts receivable	23,755	(18,505)
Inventory	(40,160)	(477,174)
Advances to employees	(1,506)	3,849
Prepaid insurance	114,125	4,883
Prepaid rentals	(4,127)	810
Deposits	(24,916)	(8,675)
Accounts payable and accrued expenses	29,424	849,522
Income taxes	75,837	(605,944)

Net cash provided by operating activities	1,481,885	1,828,800

Cash flows from investing activities
Purchase of property and equipment	(411,111)
Repurchase of shares from minority interests, net	34,641	(715,028)
Purchase of investments	(14,235)	-
Proceeds from sale of investments	-	17,429
Purchase of goodwill	-	(513,072)
Notes receivable	75,000	241,090

Net cash for investing activities	(315,705)	(1,517,762)

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years Ended June 30, 2001 and 2000
	2001	2000

Cash flows from financing activities
Proceeds from long-term debt	20,113	1,140,387
Payment in long term debt	(549,540)	(554,624)
Advances to stockholder	(52,420)	(141,232)
Minority interest contributions	--	20,000
Minority interest distribution	(556,003)	(648,353)

Net cash provided by (used for)
financing activities	(1,137,850)	(183,822)

Net increase (decrease) in cash	28,330	127,216

Cash and cash equivalents, beginning of year	373,661	246,445

Cash and cash equivalents, end of year	$ 401,991	$ 373,661

Supplemental disclosures of cash flow information:

Cash payments during the year for:
Interest on debt obligations	$ 88,233	$ 91,950
Income taxes	$ 200,000	$ 1,140,342

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies

Corporate History

Focus Entertainment International, Inc. was formed in 1991. From inception until April 1997, the Company was in the developmental stage. In 1997, the Company acquired all the outstanding shares of 9 1/2 Weeks an Adult Fantasy Store, Inc. In May 1998, 9 1/2 Weeks changed its name to Midtown Visuals, Inc. ("Midtown"). Midtown operates a chain of thirteen adult fantasy stores. In 1997, Morrison Distributors, Ltd. was acquired by the Company. Morrison Distributors purchases the retail inventory and distributes product to the stores.

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

Principles of Consolidation

The Company wholly owns Midtown Visuals, Inc. and Morrison Distributors, Ltd. Midtown owns controlling interest in Unique Visuals, LLC, Exciting Visuals, LLC, Creative Visuals, LLC, Fantastic Visuals, LLC, Northside Visuals, LLC, Cheshire Visuals, LLC, New York Video, Innovative Visuals, LLC, 1690 Cobb, LLC, Snellville Visuals, LLC, Myrtle Beach Visuals, LLC, Peachtree Visuals, LLC, Internet Visuals, LLC, and Federal Visuals, LLC. The financial statements of these subsidiaries have been consolidated. Minority interests acquired over time have been recorded using the purchase method. Goodwill was recorded for the excess of the purchase price over the proportionate share of the fair value of net assets acquired. Significant intercompany balances and transactions have been eliminated in consolidation.

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

June 30, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (continued)

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

Depreciation expense charged to operations amounted to $338,500 and $301,473 in 2001 and 2000, respectively.

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (continued)

Amortization expense charged to operations amounted to $70,741 and $10,194 in 2001 and 2000, respectively.

Investments

Investments of less than 20 percent in investees where the Company does not have significant influence are carried at cost.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $213,952 and $277,153 for the years ended June 30, 2001 and 2000, respectively.

Comprehensive Income

There were no items of other comprehensive income for the years ended June 30, 2001 and 2000.

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

June 30, 2001 and 2000

Note 2 - Disclosure about Fair Value of Financial Instruments (continued)

Notes Payable

The Company estimates that the fair value of notes payable approximates carrying value based upon its effective borrowing rate for issuance of debt with similar terms and remaining maturities.

Note 3 - Inventory

Inventory consisted of:

	2001	2000

Retail Video Tapes	$ 1,394,184	$ 1,335,196
Retail Product	1,191,041	1,213,601
Bar Inventory	3,732	-

	$ 2,588,957	$ 2,548,797

Both videos and product are held for sale. Videos are also available for rental. Rental videos are generally sold within one year. Therefore, all videos are classified as a current asset and are not amortized.

Note 4 - Notes Receivable

Notes receivable consist of the following:

	2001	2000

Note receivable from an individual with interest payable annually in arrears at 7 percent. The principal balance is due in sixty equal monthly installments beginning January 20, 2002. The note is unsecured. Past due interest of $5,250 has been accrued and is reported in accounts receivable	-	$ 75,000

Less current portion	-	75,000

Due after one year	$ -	$ -

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 5 - Long-term debt

Long-term debt consists of:

	2001	2000

Mortgage note payable to individuals in monthly installments of $2,045, including interest at 10 percent. The note is collateralized by a deed to secure debt on land and building.	$ 217,915	$ 220,515

Note payable to company in 24 monthly installments of $16,667, including interest at 8 percent. The note is collateralized by certain equipment.	18,499	-

Note payable to finance company in monthly installments of $695. Including interest at 9.755% per annum. The note is collateralized by a vehicle.	3,151	9,649

Note payable to premium financing company in monthly installments of $10,157, including interest at 7.17 percent. The note is collateralized by unearned premiums under various policies.	-	88,747

Note payable to limited partnership in monthly installments of $11,768, including interest at 12 percent. The note is collateralized by a guarantee from the majority stockholder.	79,180	202,722

Note payable to company in monthly installments of $10,833 including interest at 8 percent. The note is collateralized by minority interests in various subsidiaries.	134,470	248,699

Note payable to company in monthly installments of $1,692, including interest at 8.25 percent. The note is collateralized by equipment.	-	14,721

Note payable to company in monthly installments of $1,829, including interest at 8.25 percent. The note is collateralized by equipment.	-	15,911

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 5 - Long-term debt (continued)

	2001	2000

Note payable to company in monthly installments of $16,667, including interest at 8 percent. The note is collateralized by a subsidiary.	129,420	311,098

	582,635	1,112,062
Less: current portion	356,603	548,546

Net long-term debt	$ 226,032	$ 563,516

Aggregate maturities of long-term debt are as follows:

Year ending June 30,
2002	$ 353,959
2003	13,634
2004	3,174
2005	3,506
2006	3,873
Thereafter	204,489

$ 582,635

Interest expense of $88,233 and $92,757 for 2001 and 2000, respectively, is included in the accompanying consolidated statements of operations.

Note 6 - Income Taxes

The following is a summary of the income tax provision for the year ended June 30:

	2001	2000

Current:
Federal	$ 287,169	$ 454,479
State	24,971	77,141
Deferred:
Principally Federal	-	-

	$ 312,140	$ 531,620

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 6 - Income Taxes (continued)

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts provided for deferred taxes relate principally to depreciation. A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:

	2001	2000

Computed at Expected Statutory Rates	34.0%	34.0%

Income Taxable to Minority Interests	(13.5%)	(13.5%)

Non-deductible Meals and Entertainment	1.2%	1.9%

State Income Tax Net of Federal Benefit	3.8%	3.8%

Other	0.2%	0.2%

	25.7%	26.4%

The Company has subsidiaries that are limited liability companies. Limited liability companies are not tax paying entities for income tax purposes. Income of the limited liability companies is taxed to the members in their respective returns. Therefore no income tax provision has been made for the income of the minority interest holders.

Note 7 - Earnings Per Share

For the Year Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$ 479,943

Basic EPS
Income available to common stockholders	$ 476,943	4,900,000	$ 0.09

Diluted EPS
Effect of dilutive securities options	-	-
Income available to common stockholders
plus assumed conversions	$ 476,943	4,900,000	$ 0.09

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 7 - Earnings Per Share (continued)

For the Year Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	630,874

Basic EPS
Income available to common stockholders	$ 630,874	4,900,000	$ 0.13

Diluted EPS
Effect of dilutive securities options	-	-
Income available to common stockholders
plus assumed conversions	$ 630,874	4,900,000	$ 0.13

All securities that could potentially dilute basic EPS have been included in the computation of diluted EPS.

Note 8 - Concentrations

The Company had nine of thirteen retail locations in 2001 and nine of twelve locations in 2000 in Fulton County Georgia. The Company operates in an industry which is the subject of substantial litigation and adverse public and political opinion. The Company has successfully defended its right to operate this business and feels it will be able to continue to defend this right. The Company is actively pursuing additional locations in other legal jurisdictions in an attempt to diversify the concentration of one legal jurisdiction.

Note 9 - Minority Interest

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

June 30, 2001 and 2000

Note 9 - Minority Interest (continued)

Affiliates of the Company in regards to minority interest are defined as officers or employees of the Company with significant roles. Minority interest owned by affiliates and non-affiliates is as follows:

Fiscal 2001 June 30, 2001

Subsidiary	Minority Earnings	Minority Distributions	Minority Ownership of Nonaffiliates	Minority Ownership of Affiliates	Minority Equity

Unique Visuals, LLC	$-	$ -	-	-	$ -
Exciting Visuals, LLC	178,444	106,183	-	25.000%	343,859
Fantastic Visuals, LLC	341,456	272,967	42.5000%	6.250%	572,445
Northside Visuals, LLC	3,374	20,318	-	4.170%	10,456
Cheshire Visuals, LLC	-	-	-	-	-
New York Video, LLC	45,152	75,735	-	29.950%	102,645
Innovative Visuals, LLC	(44,851)	62,100	20.000%	9.900%	26,570
1690 Cobb, LLC	-	-	-	-	-
Snellville Visuals, LLC	(6,057)	18,200	4.000%	5.000%	(6,262)
Federal Visuals, LLC	-	500	5.000%	-	-
Biggs Morrison Boxing, LLC	-	-	-	-	-
Total	$ 517,518	$ 556,003			$ 1,049,713

Fiscal 2000 June 30, 2000

Unique Visuals, LLC	$ -	$ 3,172-	-	-	$ -
Exciting Visuals, LLC	286,485	216,429	-	25.000%	271,598
Fantastic Visuals, LLC	398,490	287,240	42.500%	6.250%	503,956
Northside Visuals, LLC	30,563	25,812	4.374%	4.170%	27,400
Cheshire Visuals, LLC	-	589	-	-	-
New York Video, LLC	90,678	64,091	-	29.950%	133,228
Innovative Visuals, LLC	46,565	53,044	20.000%	9.900%	133,521
1690 Cobb, LLC	(878)	-	-	-	-
Snellville Visuals, LLC	(2,005)	-	4.000%	5.000%	17,995
Federal Visuals, LLC	-	-	5.000%	-	500
Biggs Morrison Boxing, LLC	-	100	-	-	-
Total	$ 849,898	$ 650,477			$ 1,088,198

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 10 - Sales and Cost of Sales

Sales consist of:

	2001	2000

Product sales	$ 6,151,355	$ 5,161,874
Video sales	4,131,939	4,103,499
Video rentals	2,495,887	2,430,778
Booth rentals	701,376	1,637,342
Miscellaneous sales	31,201	119,675
Sales and credit card discount	(176,049)	-

Total sales	$ 13,335,709	$ 13,453,168

Cost of sales consist of

	2001	2000

Product cost	$ 3,035,889	$ 2,806,533
Video sales cost	1,789,877	1,682,435
Other cost	39,118	20,943

Total cost of sales	$ 4,864,884	$ 4,509,911

Note 11 - 401(k) Plan

The Company has adopted a trusteed contributory 401(k) plan covering substantially all employees. The Company may contribute amounts as determined by the Board of Directors, not in excess of the lessor of the maximum allowable for income tax purposes or a specific percentage of the participant's salary. The Company has made no contributions for the years ended June 30, 2001 and 2000.

Note 12 - Lease Commitments

The Company leases retail, office, and warehouse space under operating leases. The leases require the following minimum annual rental payments:

Year ending June 30,
2002	1,140,188
2003	1,152,054
2004	1,164,925
2005	1,206,049
2006	665,755

Rental expense for the years ended June 30, 2001 and 2000 amounted to $1,088,212 and $978,898, respectively.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 12 - Lease Commitments (continued)

The Company subleases a portion of the Unique Visuals, LLC location to a unrelated business. Rental receipts for the years ended June 30, 2001 and 2000, amounted to $68,912 and $56,820, respectively, and is included in other income and expense in the accompanying Consolidated Statement of Operations.

Note 13 - Business Combination

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

June 30, 2001 and 2000

Note 14 - Stock Option Agreements

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

Note 15 - Contingencies

The Company and its Subsidiaries are the defendants in various lawsuits at June 30, 2001 and 2000. According to the Company's legal counsel the majority of the lawsuits are frivolous in nature, with no adverse decisions expected. The Company has potential exposure on the following legal actions at June 30, 2001 and 2000:

New York Video, LLC, a subsidiary of the Company is involved in a dispossessory action filed by the landlord of the retail location in Union City, Georgia. Payless Shoesource, Inc. ("Payless") had filed two lawsuits against the Company in Fulton County State Court. The Company had leased space for the store operated by N. Y. Video from Payless in Union City, Georgia. Payless alleged that the Company violated a scope of use clause in its lease and sought to dispossess the Company of the premises. The Company recently lost the case after a trial, and is currently appealing the ruling. If the appeal is unsuccessful the Company will have to close or move the store. Under Georgia law a tenant is entitled to remain in possession while a trial ruling is on appeal. Ultimately loss of possession is possible. This location accounted for $1,190,539 and $1,170,469 of total Net Sales and for $150,759 and $136,056 of Income before taxes for the years ended June 30, 2000 and 1999, respectively. The current lease agreement expires on July 31, 2008.

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 15 - Contingencies (continued)

Net cash from operations shall not be reduced by depreciation, amortization, cost recovery deductions, or similar allowances, but shall be increased by any reductions of reserves previously established. At June 30, 2001, the Company estimates that $154,314 has been withheld from distribution to minority investors for reserves. Should the reserved amounts be reduced, some, or all of that amount would be due and payable to the minority investors.

Note 16 - Acquisitions and Dispositions

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
Date	Subsidiary LLC	Percent Acquired	Purchase Price	Purchase Price of Minority Stockholder	Fair Value of Net Assets	Costs Over (Under) Fair Value of Net Assets	Distribution
10/1/97	Unique Visuals	25.00%	$162,000	$	$ 41,367	$120,633	$
07/31/98	Unique Visuals	4.92%	30,000		8,513	21,487
12/31/98	Unique Visuals	6.25%	28,000		11,498	16,502
10/01/99	Unique Visuals	13.83%	50,000		28,202	21,798
02/01/98	Creative Visuals	50.00%	250,000	250,000	141,436	108,564
06/01/98	Exciting Visuals	16.67%	155,000		67,594	87,406
12/30/99	Exciting Visuals	16.67%	389,316		179,745	209,571
02/01/98	Fantastic Visuals	1.25%	31,250	-	(4,365)		35,615
10/01/98	Northside Visuals	16.25%	103,462		49,167	54,295
03/30/99	Northside Visuals	5.94%	20,000		17,189	2,811
06/30/99	Northside Visuals	3.75%	67,400	52,190	9,582	42,608	15,210
12/30/99	Northside Visuals	5.94%	43,407		20,055	23,352
01/31/01	Northside Visuals	4.17%	22,000		7,298	14,702
07/31/98	Cheshire Visuals	37.50%	150,000		150,000
11/01/98	Cheshire Visuals	12.50%	65,000		50,000	15,000
06/30/99	Cheshire Visuals	5.00%	55,800	43,207	2,236	40,971	12,593
06/30/99	New York Video	5.00%	76,100	58,903	6,288	52,615	17,197
12/30/99	New York Video	15.00%	130,279		60,169	70,110
05/30/00	1690 Cobb	5.00%	-		(878)	878
06/30/99	Federal Visuals	55.00%	188,000		200,500	(12,500)

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

June 30, 2001 and 2000

Note 17 - Related Party Transactions

The Company leased a building from a former minority owner before and after his remaining interest was acquired by the Company's majority stockholder. Lease payments amounted to $73,000 for the year ended June 30, 2000. The lease was terminated November 1, 1999.

The spouse of one of the minority owners provided construction and renovation services to the Company amounting to $98,637 and $219,795 during the years ended June 30, 2001 and 2000, respectively. The son-in-law of the same minority owner provided electrical work amounting to $12,038 and $33,902 during the years ended June 30, 2001 and 2000, respectively.

Advances to and from the majority stockholder have no stated terms.

Independent Auditors' Report on Supplementary Information

To the Board of Directors and Stockholders

Focus Entertainment International, Inc. and Subsidiaries

Atlanta, Georgia

Our report on our audits of the basic consolidated financial statements of Focus Entertainment International and Subsidiaries for the years ended June 30, 2001 and 2000 appears on page 2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedule of general and administrative expenses is presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Cherry, Bekaert and Holland, L.L.P.

Certified Public Accountants

Atlanta, Georgia

December 31, 2001

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended June 30, 2001 and 2000
General and administrative expenses	2001	2000

Advertising	$ 213,952	$ 277,153
Amortization	70,741	10,194
Auto leases	17,503	18,306
Auto and truck expense	19,963	29,952
Bank charges	37,361	33,803
Computer expenses	59,162	95,490
Contract services	135,234	468,687
Contributions	8,961	15,700
Depreciation	338,500	301,473
Dues and subscriptions	5,762	4,394
Insurance - general	162,556	144,038
Insurance - group	65,523	35,365
Legal and professional	269,912	229,311
Office expenses	165,886	51,908
Payroll fees	20,129	19,884
Rental - buildings	1,088,212	978,898
Rental - equipment	11,250	14,949
Repairs and maintenance	212,733	174,992
Salaries and wages	3,388,073	2,828,120
Consulting fees	-	313,563
Special promotions	344,447	87,710
Taxes and licenses	97,205	98,259
Taxes - payroll	263,320	209,514
Penalties and fines	34,216	410
Telephone	176,508	111,677
Travel and entertainment	274,168	198,966
Utilities	207,098	133,984

Total general and administrative expense	$ 7,378,375	$ 6,886,700