Form 10QSB
period 2001-09-30
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2002-03-28
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of March 15, 2002.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 and June 30, 2001 (unaudited)
	September 30, 2001 (unaudited)	June 30, 2001 (audited)
Current assets
Cash and cash equivalents	$ 168,071	$ 401,991
Inventory	2,896,937	2,588,957
Accounts receivable	1,388	-
Prepaid income taxes	-	-
Prepaid insurance	58,447	-
Prepaid rent	315	87,942
Total current assets	3,125,158	3,078,890

Property and equipment
Land and buildings	279,671	279,671
Computers and software	577,764	521,714
Furniture and fixtures	652,948	652,949
Leasehold improvements	1,247,971	1,177,291
Store equipment and signage	864,366	861,716
Vehicles	54,010	54,010
	3,676,730	3,547,351
Accumulated depreciation	(1,703,211)	(1,629,755)
Net property and equipment	1,973,519	1,917,596
Other assets
Advances to stockholder	58,788	55,304
Advances to employees	1,261	1,506
Goodwill, net of amortization	1,229,737	1,230,173
Deferred income taxes	25,000	25,000
Deposits	134,893	122,893
Investments	76,808	22,950
Total other assets	1,526,487	1,457,826

Total assets	$ 6,625,164	$ 6,454,312

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 and June 30, 2001 (unaudited)
	September 30, 2001 (unaudited)	June 30, 2001 (audited)
Current liabilities
Current portion of long term debt	$ 285,103	$ 356,603
Accounts payable	1,175,098	1,122,921
Accrued expenses	189,667	243,889
Income taxes payable	124,361	36,303
Total current liabilities	1,774,229	1,759,716

Long term liabilities
Long term debt, net of current portion	227,775	226,032
Total liabilities	2,002,004	1,985,748

Minority interest	1,129,465	1,049,713

Stockholders' equity
Common stock; $0.001 par value, 50,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Additional paid-in capital	254,188	254,188
Retained earnings	3,234,607	3,159,763
Total stockholder's equity	3,493,695	3,418,851

Total Liabilities and Stockholder's Equity	$ 6,625,164	$ 6,454,312

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 2001 and 2000
	2001	2000
Sales net of returns and allowances
Products	$ 2,544,419	$ 2,513,715
Services	783,843	754,282
Total sales	3,328,262	3,267,997

Cost of Goods Sold	1,198,025	1,193,312
Gross Profit	2,130,237	2,074,685

General and Administrative Expenses	1,835,502	1,722,920
Income From Operations	294,735	351,765

Other Income (Expense)
Rental Income	-	13,750
Interest Income	1,844	2,261
Interest Expense	(9,922)	(24,059)
Other Income	19,999	36,382
Total Other Income (Expense)	11,921	28,334

Income Before Income Taxes	306,656	380,099

Provision for Income Taxes	88,058	108,717

Minority Interest	143,754	136,953

Net Income	$ 74,844	$ 134,429

Basic EPS
Earnings Per Share of Common Stock	$0.02	$0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.02	$0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31, 2001 and 2000 (unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$ 74,844	$ 134,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,456	78,829
Amortization	17,639	17,578
Minority interest	143,754	136,953
Changes in operating assets and liabilities:
Accounts receivable	(1,388)	1,450
Inventory	(307,980)	(120,400)
Advances to employees	245	(372)
Prepaids and other assets	15,727	30,227
Accounts payable and accrued expenses	(2,045)	14,817
Income taxes	88,058	108,717

Net Cash Provided by Operating Activities	102,310	402,228

Cash flows from investing activities:
Purchase of property and equipment	(129,379)	(210,227)
Repurchase of shares from minority interests	-	(26,923)
Investments in non-related LLC's	(53,858)	-

Net cash used for investing activities	(183,237)	(237,150)

Cash flows from financing activities:
Proceeds from long term debt	-	-
Payments on long term debt	(69,757)	(142,118)
Advances to stockholders	(3,484)	(30,379)
Minority interest contributions	-	-
Minority interest distribution	(79,752)	(103,753)

Net cash provided by (used for) financing activities	(152,993)	(276,250)

Net increase/(decrease) in cash and cash equivalents	(233,920)	(111,172)
Cash and cash equivalents - beginning	401,991	373,661
Cash and cash equivalents - ending	$ 168,071	$ 262,489

Supplemental disclosures of cash flow information:
Interest on debt obligations	$ 9,922	$ 24,059
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the Three Months Ended December 31, 2001 and 2000
	2001	2000
Advertising	$ 60,489	57,533
Amortization	17,639	17,578
Auto Leases	-	4,376
Auto and Truck Expense	9,880	4,683
Bad Debt Expense	-	-
Bank Charges	11,205	8,219
Computer Expenses	13,520	48,365
Contract Services	18,037	27,020
Contributions	750	1,735
Depreciation	73,456	78,829
Dues and Subscriptions	230	2,880
Insurance - General	49,952	35,636
Insurance - Group	29,421	16,388
Legal and Professional	73,879	65,140
Office Expenses	48,398	8,927
Payroll Fees	2,674	5,914
Penalties and Fines	875	33,376
Rental - Buildings	302,622	264,035
Rental - Equipment	3,991	3,231
Repairs and maintenance	89,646	60,556
Salaries and Wages	741,748	755,176
Consulting Fees	24,426	-
Special Promotions	3,765	1,317
Taxes and Licenses	-	22,051
Taxes - Payroll	51,071	53,861
Telephone	39,316	37,421
Travel and Entertainment	110,662	56,171
Utilities	57,850	52,502

Total General and Administrative Expense	$ 1,835,502	$ 1,722,920

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September30, 2001 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Focus Entertainment International, Inc. (the "Company" or "Focus") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-KSB, which contains audited financial statements for the Company for the fiscal year ended June 30, 2001, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended September 30, 2001 are not indicative of the results that may be expected for the full year.

Company's Activities

Focus Entertainment International, Inc. and its Subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupids Arrow, Home Video and Water Pipe World and are located in the metropolitan Atlanta, Georgia area in Fulton, Cobb, Gwinnett and DeKalb counties and in Myrtle Beach, South Carolina in Horry county.

Principles of Consolidation

The Company wholly owns Midtown Visuals, Inc. and Morrison Distributors, Ltd. Midtown owns controlling interest in Unique Visuals, LLC, Exciting Visuals, LLC, Creative Visuals, LLC, Fantastic Visuals, LLC, Northside Visuals, LLC, Cheshire Visuals, LLC, New York Video, Innovative Visuals, LLC, 1690 Cobb, LLC, Snellville Visuals, LLC, and Myrtle Beach Visuals, LLC. The financial statements of these subsidiaries have been consolidated. Minority interests acquired over time have been recorded using the purchase method. Goodwill was recorded for the excess of the purchase price over the proportionate share of the fair value of net assets acquired. Significant intercompany balances and transactions have been eliminated in consolidation.

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

Depreciation expense charged to operations amounted to $73,456 and $78,829 in 2001 and 2000, respectively.

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

Goodwill originating in transactions with the majority stockholder is measured using the basis of the majority stockholder established in transactions with outside partners. Amounts paid to the majority stockholder in excess of the basis are charged to retained earnings.

The Company evaluates the impairment of goodwill and long-lived assets on an ongoing basis in relation to the undiscounted cash flows of the related assets. No adjustments for impairment have been made.

Amortization expense charged to operations amounted to $17,639 and $17,578 in 2001 and 2000, respectively.

Investments

Investments of less than 20 percent in investees where the Company does not have significant influence are carried at cost.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $60,489 and $57,533 for the quarterly periods ended September 30, 2001 and 2000, respectively.

Comprehensive Income

There were no items of other comprehensive income for the three months ended September 30, 2001 and 2000.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including some types of derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company did not purchase any derivative instruments or enter into any derivative contracts or hedging activities for the quarterly periods ended September 30, 2001 and 2000.

Prior to June 30, 2001, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with information our management uses to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region. The adoption of the provision of SFAS No. 131 has not significantly impacted our financial reporting because the Company operates in one business segment and geographic region.

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective July 1, 2003. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations of the Company.

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

Note 3 - Inventory

Inventory consisted of:

	September 30, 2001	June 30, 2001

Retail Video Tapes	$ 1,703,688	$ 1,394,184
Retail Product	1,188,999	1,191,041
Bar Inventory	4,250	3,732

	$ 2,896,937	$ 2,588,957

Both videos and product are held for sale. Videos are also available for rental. Rental videos are generally sold within one year. Therefore, all videos are classified as a current asset and are not amortized.

Note 4 - Long-term debt

Long-term debt consists of:

	September 30, 2001	June 30, 2001

Mortgage note payable to individuals in monthly installments of $2,045, including interest at 10 percent. The note is collateralized by a deed to secure debt on land and building.	$ 217,577	$ 217,915

Note payable to company in 12 monthly installments of $1,752, including interest at 8 percent. The note is collateralized by certain equipment.	16,015	18,499

Note payable to finance company in monthly installments of $695. Including interest at 9.755% per annum. The note is collateralized by a vehicle.	-	3,151

Note payable to limited partnership in monthly installments of $11,768, including interest at 12 percent. The note is collateralized by a guarantee from the majority stockholder.	64,117	79,180

Note payable to company in monthly installments of $10,833 including interest at 8 percent. The note is collateralized by minority interests in various subsidiaries.	110,462	134,470

Note payable to company in monthly installments of $16,667, including interest at 8 percent. The note is collateralized by a subsidiary.	104,707	129,420

	512,878	582,635
Less: current portion	285,103	356,603

Net long-term debt	$ 227,775	$ 226,032

Interest expense of $9,922 and $24,059 for 2001 and 2000, respectively, is included in the accompanying consolidated statements of operations.

Note 5 - Concentrations

The Company had nine of thirteen retail locations in 2001 and nine of twelve locations in 2000 in Fulton County, Georgia. The Company operates in an industry that is the subject of substantial litigation and adverse public and political opinion. The Company has successfully defended its right to operate this business and feels it will be able to continue to defend this right. The Company is actively pursuing additional locations in other legal jurisdictions in an attempt to diversify the concentration of one legal jurisdiction.

Note 6 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location are allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.

Minority interest owned by affiliates and non-affiliates is as follows:

	Fiscal 2002		September 30, 2001
Subsidiary	Minority Earnings	Minority Distributions	Minority Ownership of Nonaffiliates	Minority Ownership of Affiliates	Minority Equity

Unique Visuals, LLC	$-	$ -	-	-	$ -
Exciting Visuals, LLC	48,767	28,399	-	25.000%	370,182
Fantastic Visuals, LLC	73,795	47,475	42.5000%	6.250%	608,188
Northside Visuals, LLC	(543)	560	-	4.170%	9,353
Cheshire Visuals, LLC	-	-	-	-	-
New York Video, LLC	20,603	3,164	-	29.950%	120,456
Innovative Visuals, LLC	465	154	20.000%	9.900%	26,881
1690 Cobb, LLC	-	-	-	-	-
Snellville Visuals, LLC	667	-	4.000%	5.000%	(5,595)
Federal Visuals, LLC	-	-	-	-	-
Biggs Morrison Boxing, LLC	-	-	-	-	-
Total	$ 143,754	$ 79,752			$ 1,129,465

	Fiscal 2001		September 30, 2000
Subsidiary	Minority Earnings	Minority Distributions	Minority Ownership of Nonaffiliates	Minority Ownership of Affiliates	Minority Equity
Unique Visuals, LLC	$ -	$ -	-	-	$ -
Exciting Visuals, LLC	42,449	19,962	-	25.000%	294,084
Fantastic Visuals, LLC	84,518	56,128	42.500%	6.250%	532,346
Northside Visuals, LLC	2,070	1,875	4.374%	4.170%	12,492
Cheshire Visuals, LLC	-	-	-	-	-
New York Video, LLC	1,328	2,109	-	29.950%	132,447
Innovative Visuals, LLC	8,145	23,679	20.000%	9.900%	117,988
1690 Cobb, LLC	-	-	-	-	-
Snellville Visuals, LLC	(1,557)	-	4.000%	5.000%	16,438
Federal Visuals, LLC	-	-	5.000%	-	500
Biggs Morrison Boxing, LLC	-	-	-	-	-
Total	$ 136,953	$ 103,753			$ 1,106,295

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance subject or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Until the Company is subject to the reporting requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, the Company cannot avail itself of the safe harbor protections of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934 with respect to any forward-looking statements contained herein.

Results of Operations

Revenues

For the three months ended September 30, 2001, the Company had net sales of $3,328,262, as compared to net sales in the three months ended September 30, 2000 of $3,267,997, an increase of $60,265, or 1.8%. A comparison of revenues by type in fiscal 2002 to fiscal 2001 is set forth below:
	FY2002	FY2001
Product Sales	$ 1,648,473	$ 1,503,589
Video Sales	950,707	1,042,215
Video Rentals	598,677	616,388
Booth Revenues	185,166	137,894
Misc. Sales	(1,219)	11,916
Sales and Credit Card Discounts	(53,542)	(44,005)

Totals	$ 3,328,262	$ 3,267,997

The Company purchased an existing store in Duluth, Georgia in June 2001. The new store had revenues of $37,426 for the three months ended September 30, 2001. Revenues from existing locations were relatively flat in both product and service sales when comparing the three months ended September 30, 2001 and 2000 ($3,290,836 vs. $3,267,997).

Revenues are stabilizing due to more effective advertising, no additional store "cannibalization" and overall increases in inner-city commerce due to improved demographics among inner-city residents, and greater inner-city commerce resulting from continued redevelopment of the area. A sign of this stabilization is that video booth revenues increased over the same period in the prior year for the first time in six quarters.

Revenues from existing locations were adversely affected in the first quarter of fiscal 2002 as the events of September 11 impacted the retail sector. The Company's locations lost several weeks of revenue as a result of the September 11 incident. Revenues for the week of September 11 and the three following weeks were down from the same period in the prior year. The Company operates in the metropolitan Atlanta, Georgia area where Delta Airlines is one of the areas major employers. Immediately after the September 11 incident, Delta Airlines laid off approximately 6,000 employees. Delta's reduction in force affected other businesses and caused the economy had take a downward turn in the metropolitan Atlanta area. The Company does not expect this economic downturn to last much longer and does not expect it to significantly impact future revenues.

The Company is actively seeking good locations in the suburban areas around Atlanta to offset the declines in the inner-city locations, as well as pursuing opportunities in neighboring states.

Cost of Goods Sold

For the three months ended September 30, 2001, cost of goods sold were $1,198,025, as compared to cost of goods sold in the three months ended September 30, 2000 of $1,193,312. As a percentage of net sales, cost of goods sold was relatively flat (36.0% to 36.5%) from 2002 to 2001. Product cost of goods sold is decreasing, primarily due to volume purchasing on more popular items while video cost of goods sold is increasing by a similar percentage as the Company is now stocking both Digital Video Disc's (DVD's) and VHS tapes. The Company has been selling a portion of its VHS tapes at a lower price to make room for the increasing demand of DVD's. A comparison of cost of goods sold by type in fiscal 2002 to fiscal 2001 is set forth below:

	FY2002		FY2001
	Cost of Goods Sold	% of Related Revenues	Cost of Goods Sold	% of Related Revenues
Product Sales	$ 781,551	47.4%	$ 766,004	51.0%
Video Sales	416,474	43.8%	427,308	41.0%
All Other Sales	-	-	-	-

Totals	$ 1,198,025	46.1%	$ 1,193,312	46.9%

General and Administrative Expenses

For the three months ended September 30, 2001, general and administrative expenses were $1,835,502, as compared to $1,722,920 for the three months ended September 30, 2000, an increase of $112,582, or 6.5%. As a percentage of net sales, general and administrative expenses increased from 52.7% to 55.2% from 2001 to 2002. Increases in building rent, travel and entertainment, general and group health insurance premiums, consulting fees and repairs and maintenance were partially offset by decreases in computer expenses, salaries and wages and contract services.

Other Income (Expense)

For the three months ended September 30, 2001, Other Income (Expense) decreased by $16,413, from $28,334 for the three months ended September 30, 2000, to $11,921 for the three months ended September 30, 2001. Decreases in purchase payment discounts and rental income of $17,639 and $113,750, respectively, were partially offset by a decrease in interest expense of $14,137.

Income Taxes

For the three months ended September 30, 2001, the Company incurred income tax expense of $88,058, as compared to income tax expense of $108,717 for the three months ended September 30, 2000, a decrease of $20,659, or 19.0%. The decrease is primarily attributable to an increase in taxable income attributable to minority interest holders, which was partially offset by an increase in non-deductible expenses. As of September 30, 2001 and 2000, the Company had Deferred Income Taxes of $25,000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At September 30, 2001, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the three months ended September 30, 2001, the Company had net income of $74,844, compared to net income of $134,429 for the three months ended September 30, 2000, a decrease of $59,585, or 44.3%.

Liquidity and Capital Resources

As of September 30, 2001, the Company had net working capital of $1,350,929, compared to net working capital of $1,196,960 as of September 30, 2000, an increase of $153,969, and net working capital of $1,319,174 on June 30, 2001. As of September 30, 2001, the Company's long-term debt was $512,878, as compared to long-term debt of $582,635 at September 30, 2000. Cash was reduced during the three months ended September 30, 2001 by the buildup of inventory for the holiday season, and the purchase of fixed assets, and payments on long-term debt, which were partially offset by earnings from operations.

During the three months ended September 30, 2001, the Company continued to concentrate on improving and consolidating its long-term financial position. Due to the nature of its business, the Company pays higher interest rates than those generally offered to non-adult retail operations. By strengthening its balance sheet, the Company believes it will be easier to attract new minority investors and borrow funds, if necessary, for future acquisitions. The Company funds its short-term working capital needs, including the purchase of video and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital needs for its existing locations. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital to sustain the continued aggressive growth of the Company. If the Company's cash from operations is insufficient to fund its working capital and future growth needs, it may have to seek financing from other sources. In the event the Company is unable to obtain additional equity financing and/or debt financing, the Company may not have the liquidity to sustain its growth.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at September 30, 2001 and June 30, 2001.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Not Applicable.

(b) Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: March 15, 2002	/s/ David P. Krolik
By: David P. Krolik, Chief Financial Officer