Form 10QSB
period 2001-12-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2002-03-28
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of March 15, 2001.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and June 30, 2001 (unaudited)
ASSETS	December 31, 2001	June 30, 2001
Current assets
Cash and Cash Equivalents	$ 103,667	$ 401,991
Inventory	3,173,275	2,588,957
Accounts Receivable	1,388	-
Prepaid Income Taxes	-	-
Prepaid Insurance	24,447	-
Prepaid Rentals	88,398	87,942
Total current assets	3,391,175	3,078,890

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	583,424	521,714
Furniture and Fixtures	656,558	652,948
Leasehold Improvements	1,282,037	1,177,291
Store Equipment and Signage	864,366	861,716
Vehicles	54,010	54,010
	3,720,066	3,547,351
Accumulated depreciation	(1,776,667)	(1,629,755)
Net property and equipment	1,943,399	1,917,596

Other assets
Due From Stockholders	71,303	55,304
Advances to employees	965	1,506
Goodwill - net of amortization	1,204,002	1,230,173
Deferred Income Taxes	25,000	25,000
Deposits	134,893	122,893
Investments	51,808	22,950
Total other assets	1,487,971	1,457,826

Total assets	$ 6,822,545	$ 6,454,312

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and June 30, 2001 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2001	June 30, 2001
Current liabilities
Current portion of long term debt	$ 158,828	$ 356,603
Accounts payable	960,928	1,122,921
Accrued expenses	433,440	243,889
Income taxes payable	246,676	36,303
Total current liabilities	1,799,872	1,759,716

Long-term liabilities
Long term debt (net of current portion)	213,495	226,032
Total liabilities	2,013,367	1,985,748

Minority interest	1,183,661	1,049,713

Stockholders' equity
Common stock; $.001 par value, 50,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Additional paid-in capital	254,188	254,188
Retained earnings	3,366,429	3,159,763
Total stockholders' equity	3,625,517	3,418,851

Total Liabilities and Stockholders Equity	$ 6,822,545	$ 6,454,312

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended December 31, 2001 and 2000 (unaudited)
	2001	2000
Sales net of returns and allowances
Product Sales	$ 4,985,312	$ 5,071,567
Service Sales	1,534,652	1,564,586
Total sales	6,519,964	6,636,153

Cost of Goods Sold	2,371,958	2,408,191
Gross Profit	4,148,006	4,227,962

General and Administrative Expenses	3,477,148	3,533,895
Income From Operations	670,858	694,067

Other Income (Expense)
Rental Income	-	41,212
Gain (loss) on the disposal of investments	-	49,511
Interest Income	1,844	3,672
Interest Expense	(26,090)	(56,645)
Other Income	38,824	46,131
Total Other Income (Expense)	14,578	83,881

Income Before Income Taxes	685,436	777,948

Provision for Income Taxes	210,373	215,890

Minority Interest	268,397	279,529

Net Income	$ 206,666	$ 282,529

Basic EPS
Earnings Per Share of Common Stock	$ 0.05	$ 0.06
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$ 0.05	$ 0.06
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended December 31, 2001 and 2000 (unaudited)
	2001	2000
Sales net of returns and allowances
Product Sales	$ 2,544,419	$ 2,513,715
Service Sales	783,843	754,282
Total sales	3,328,262	3,267,997

Cost of Goods Sold	1,198,025	1,193,312
Gross Profit	2,130,237	2,074,685

General and Administrative Expenses	1,835,502	1,722,920
Income From Operations	294,735	351,765

Other Income (Expense)
Rental Income	-	13,750
Gain (loss) on the disposal of investments	-	-
Interest Income	1,844	2,261
Interest Expense	(9,922)	(24,059)
Other Income	19,999	36,382
Total Other Income (Expense)	11,921	28,334

Income Before Income Taxes	306,656	380,099

Provision for Income Taxes	88,058	108,717

Minority Interest	143,754	136,953

Net Income	$ 74,844	$ 134,429

Basic EPS
Earnings Per Share of Common Stock	$ 0.02	$ 0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$ 0.02	$ 0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31, 2001 and 2000 (unaudited)
	2001	2000

Cash Flows from Operating Activities:
Net Income	$ 206,666	$ 282,529
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	146,912	157,658
Amortization	35,279	35,193
Minority Interest	268,397	279,529
Consulting fees paid with stock
Changes in operating assets and liabilities:
Accounts Receivable	(1,388)	1,450
Inventory	(584,318)	(56,221)
Advances to Employees	541	-
Prepaids and other assets	(36,903)	62,178
Accounts Payable and Accrued Expenses	27,558	(133,790)
Income Taxes	210,373	70,890

Net Cash Provided by Operating Activities	273,117	699,416

Cash flows from Investing Activities
Purchase of Property and Equipment	(172,715)	(262,313)
Repurchase of Shares from Minority Interests	-	(26,924)
Investments in non related LLCs	(28,858)	8,715

Net cash Used for Investing Activities	(201,573)	(280,522)

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six months ended December 31, 2001 and 2000 (unaudited)
	2001	2000

Cash Flows from Financing Activities
Proceeds from Long Term Debt	-	-
Payments on Long Term Debt	(210,312)	(298,858)
Advances to Stockholder	(15,999)	8,245
Minority Interest Distribution	(143,557)	(166,477)

Net Cash Provided by (Used for) Financing Activities	(369,868)	(457,090)

Net increase (decrease) in cash	(298,324)	(38,196)

Cash and cash equivalents, beginning of period	401,991	373,661

Cash and cash equivalents, end of period	$ 103,667	$ 335,465

Supplemental Disclosures of Cash Flow Information:

Cash payments during the period for:
Interest on debt obligations	$ 26,090	$ 56,645
Income taxes	-	145,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the Six Months Ended December 31, 2001 and 2000
	2001	2000
Advertising	$ 110,433	116,117
Amortization	35,279	35,193
Auto Leases	5,834	8,752
Auto and Truck Expense	11,981	7,909
Bad Debt Expense	-	-
Bank Charges	19,819	16,304
Computer Expenses	18,117	34,993
Contract Services	34,534	65,932
Contributions	750	2,930
Depreciation	146,912	157,658
Dues and Subscriptions	580	4,342
Insurance - General	85,951	72,813
Insurance - Group	64,525	37,155
Legal and Professional	129,639	110,405
Office Expenses	87,007	52,280
Payroll Fees	2,674	12,008
Penalties and Fines	875	33,526
Rental - Buildings	589,502	519,120
Rental - Equipment	7,747	5,709
Repairs and maintenance	121,551	104,581
Salaries and Wages	1,481,978	1,643,777
Consulting Fees	46,506	-
Special Promotions	9,531	14,666
Taxes and Licenses	31,038	46,022
Taxes - Payroll	96,259	116,820
Telephone	82,602	85,467
Travel and Entertainment	146,427	125,760
Utilities	109,097	103,656

Total General and Administrative Expense	$ 3,477,148	$ 3,533,895

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 (Unaudited)

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

Note 3 - Inventory

Inventory consisted of:

	December 31, 2001	June 30, 2001

Retail Video Tapes	$ 881,693	$ 1,394,184
Retail Product	2,287,332	1,191,041
Bar Inventory	4,250	3,732

	$ 3,173,275	$ 2,588,957

Both videos and product are held for sale. Videos are also available for rental. Rental videos are generally sold within one year. Therefore, all videos are classified as a current asset and are not amortized.

Note 4 - Long-term debt

Long-term debt consists of:

	December 31, 2001	June 30, 2001

Mortgage note payable to individuals in monthly installments of $2,045, including interest at 10 percent. The note is collateralized by a deed to secure debt on land and building.	$ 216,514	$ 217,915

Note payable to company in 12 monthly installments of $1,752, including interest at 8 percent. The note is collateralized by certain equipment.	11,531	18,499

Note payable to finance company in monthly installments of $695. Including interest at 9.755% per annum. The note is collateralized by a vehicle.	-	3,151

Note payable to limited partnership in monthly installments of $11,768, including interest at 12 percent. The note is collateralized by a guarantee from the majority stockholder.	21,088	79,180
Note payable to company in monthly installments of $10,833 including interest at 8 percent. The note is collateralized by minority interests in various subsidiaries.	73,849	134,470

Note payable to company in monthly installments of $16,667, including interest at 8 percent. The note is collateralized by a subsidiary.	49,341	129,420
	372,323	582,635

Less: current portion	158,828	356,603

Net long-term debt	$ 213,495	$ 226,032

Interest expense of $26,090 and $56,645 for 2001 and 2000, respectively, is included in the accompanying consolidated statements of operations.

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

Minority interest owned by affiliates and non-affiliates is as follows:

	Fiscal 2002		December 31, 2001
Subsidiary	Minority Earnings	Minority Distributions	Minority Ownership of Nonaffiliates	Minority Ownership of Affiliates	Minority Equity

Unique Visuals, LLC	$-	$ -	-	-	$ -
Exciting Visuals, LLC	90,139	52,387	-	25.000%	387,566
Fantastic Visuals, LLC	129,622	78,726	42.5000%	6.250%	628,122
Northside Visuals, LLC	(569)	675	-	4.170%	9,212
Cheshire Visuals, LLC	-	-	-	-	-
New York Video, LLC	46,278	9,969	-	29.950%	137,326
Innovative Visuals, LLC	2,066	1,800	20.000%	9.900%	26,836
1690 Cobb, LLC	-	-	-	-	-
Snellville Visuals, LLC	861	-	4.000%	5.000%	(5,401)
Total	$ 268,397	$ 143,557			$ 1,183,661

	Fiscal 2001		December 31, 2000
Subsidiary	Minority Earnings	Minority Distributions	Minority Ownership of Nonaffiliates	Minority Ownership of Affiliates	Minority Equity
Unique Visuals, LLC	$ -	$ -	-	-	$ -
Exciting Visuals, LLC	83,691	37,080	-	25.000%	318,209
Fantastic Visuals, LLC	169,447	91,489	42.500%	6.250%	581,914
Northside Visuals, LLC	3,267	2,287	-	4.170%	13,277
Cheshire Visuals, LLC	-	-	-	-	-
New York Video, LLC	14,627	2,868	-	29.950%	144,986
Innovative Visuals, LLC	11,693	32,753	20.000%	9.900%	112,731
1690 Cobb, LLC	-	-	-	-	-
Snellville Visuals, LLC	(3,466)	-	4.000%	5.000%	14,529
Federal Visuals, LLC	-	-	-	-	-
Total	$ 279,529	$ 166,477			$ 1,185,646

Note 7 - Repurchase of Minority Interests

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Revenues

For the six months ended December 31, 2001, the Company had net sales of $6,519,964, as compared to net sales in the six months ended December 31, 2000 of $6,636,153, a decrease of $116,189, or 1.8%. A comparison of revenues by type in fiscal 2002 to fiscal 2001 is set forth below:
	FY2002	FY2001
Product Sales	$ 3,219,617	$ 3,013,272
Video Sales	1,871,923	2,109,758
Video Rentals	1,177,503	1,238,953
Booth Revenues	357,149	325,633
Boxing Revenues	-	-
Misc. Sales	(1,219)	36,479
Sales and Credit Card Discounts	(106,228)	(87,942)

Totals	$ 6,519,964	$ 6,636,153

For the three months ended December 31, 2001, the Company had net sales of $3,191,702, as compared to net sales in the three months ended December 31, 2000 of $3,368,156, a decrease of $176,454 or 5.2%. A comparison of revenues by type in fiscal 2002 to fiscal 2001 is set forth below:
	FY2002	FY2001
Product Sales	$ 1,571,144	$ 1,509,683
Video Sales	921,216	1,067,543
Video Rentals	578,826	622,565
Booth Revenues	171,983	187,739
Boxing Revenues	-	-
Misc. Sales	-	24,562
Sales and Credit Card Discounts	(51,467)	(43,937)
Totals	$ 3,191,702	$ 3,368,155

In June 2001, the Company opened a new store in Gwinnett County, Georgia. The new store had revenues of $51,817 for the six months ended December 31, 2001. The Company was subsequently sued by the landowner on the grounds that the original purchase agreement included a clause that did not permit the sale of adult material. The court issued a ruling in favor of the landowner in October 2001, which caused the Company to close the location in November 2001. The Company has retained a law firm and is threatening litigation against the former owners if they do not repay the amounts expended on the location (see Part II, Item 1., Legal Proceedings).

Revenues from existing locations were down slightly in the second quarter of fiscal 2002 as the events of September 11 impacted the retail sector. The Company's locations lost several weeks of revenue as a result of the September 11 incident. Revenues for the week of September 11 and the three following weeks were down from the same period in the prior year. The Company operates in the metropolitan Atlanta, Georgia area where Delta Airlines is one of the areas major employers. Immediately after the September 11 incident, Delta Airlines laid off approximately 6,000 employees. Delta's reduction in force affected other businesses and caused the economy had take a downward turn in the metropolitan Atlanta area. The Company does not expect this economic downturn to last much longer and does not expect it to significantly impact future revenues.

The Company is actively seeking good locations in the suburban areas around Atlanta to offset the declines in the inner-city locations, as well as pursuing opportunities in neighboring states.

Cost of Goods Sold

For the six months ended December 31, 2001, cost of goods sold were $2,371,958, as compared to cost of goods sold in the six months ended December 31, 2000 of $2,408,191, a decrease of $36,233, or 1.5%. As a percentage of net sales, cost of goods sold remained relatively flat 36.4% in fiscal 2002 vs. 36.3% in fiscal 2001). Cost of goods sold remained relatively flat from year to year as vendors offered some price breaks in order to compete in the tighter economy as a result of the September 11 incident. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2002		FY2002
	Cost of Goods Sold	% of Related Revenues	Cost of Goods Sold	% of Related Revenues
Product Sales	$ 1,534,003	47.6%	$ 1,543,190	51.2%
Video Sales	874,188	43.7%	865,001	41.0%
Video Rentals	-	-	-	-
Booth Revenues	-	-	-	-
Boxing Revenues	-	-	-	-
Misc. Sales	-	-	-	-

Totals	$ 2,408,191	46.6%	$ 2,408,191	47.0%

For the three months ended December 31, 2001, cost of goods sold were $1,173,933, as compared to $1,214,879 in the three months ended December 31, 2000, a decrease of $40,946, or 3.4%. As a percentage of net sales, cost of goods sold remained relatively flat 46.6% in fiscal 2002 vs. 47.0% in fiscal 2001. Cost of goods sold remained relatively flat from year to year as vendors offered some price breaks in order to compete in the tighter economy as a result of the September 11 incident. A comparison of cost of goods sold by type in fiscal 2001 to fiscal 2000 is set forth below:

	FY2002		FY2001
	Cost of Goods Sold	% of Related Revenues	Cost of Goods Sold	% of Related Revenues
Product Sales	$ 777,186	51.5%	$ 695,645	47.7%
Video Sales	437,692	41.0%	352,039	36.0%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Boxing Revenues	-	-	2,752	17.0%
Misc. Sales	-	-	4,104	11.0%

Totals	$ 1,214,878	36.1%	$1,054,540	30.3%

General and Administrative Expenses

For the six-month and three-month periods ended December 31, 2001, general and administrative expenses were $3,477,148 and $1,641,646, as compared to $3,533,895 and 1,810,975 for the same periods in the prior year, respectively. General and administrative expenses decreased by $56,747, or 1.6%, for the six months ended December 31, 2001 as compared to December 31, 2000, and decreased by $169,329, or 9.4%, for the three months ended December 31, 2001 as compared to December 31, 2000. As a percentage of net sales, general and administrative expenses remained flat at 53.3% for the six-month periods and decreased from 53.8% to 51.4% for the three-month periods. The decrease in general and administrative expenses occurred in the three months ended December 31, 2001. The decrease was primarily attributed to decreases in advertising ($8,640), contract services ($31,055), salaries and payroll taxes ($166,142) and travel and entertainment ($33,824). These decreases were partially offset by increases in building rent ($31,795), computer expenses ($21,986) and consulting fees ($22,080).

Other Income (Expense)

When compared to the six-month and three-month periods ended December 31, 2000, Other Income (Expense) for the same periods ended December 31, 2001 decreased by $69,303 and $52,890, respectively. This is primarily attributable to a gain on the disposal of investments of $49,511 in fiscal 2001, and the lack of rental income in fiscal 2002 ($41,212 and 27,462 for the six-month and three-month periods, respectively) as a tenant who was subleasing part of one of the Company's retail locations did not renew its sublease agreement. These decreases were partially offset by a decrease in interest expense as the Company continued to pay down its obligations with incurring any new debt.

Income Taxes

For the six-month and three-month periods ended December 31, 2001, the Company incurred income tax expense of $210,373 and $122,315, respectively, as compared to income tax expense of $215,890 and $107,173 for the same periods of the prior year, representing a decrease of $5,517 and an increase of $15,142, respectively. The decrease in income tax expense is primarily attributable to a decrease in taxable income attributable to lower revenues, primarily the result of the September 11 incident. As of December 31, 2001 and 2000, the Company had Deferred Income Taxes of $25,000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At December 31, 2001, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

Net income for the six-month and three-month periods ended December 31, 2001 was $206,666 and $131,822, compared to net income of $282,529 and $148,100 for the same periods of the prior year, representing decreases of $75,863 and $16,278, respectively.

Liquidity and Capital Resources

As of December 31, 2001, the Company had net working capital of $1,591,303, compared to net working capital of $1,319,174 on June 30, 2001, for an increase of $272,129. As of December 31, 2001, the Company's long-term debt was $372,323, as compared to long-term debt of $582,635 at June 30, 2001. Cash was decreased $298,324 during the six months ended December 31, 2001, primarily from the buildup of inventory for the holiday season, the purchase of fixed assets, payments on long-term debt and distributions paid to minority investors. These payments were partially offset by net income, income tax accruals, depreciation and amortization and increases in minority interest holdings.

During the six months ended December 31, 2001, the Company continued to concentrate on improving and consolidating its long-term financial position. Due to the nature of its business, the Company pays higher interest rates than those generally offered to non-adult retail operations. By strengthening its balance sheet, the Company believes it will be easier to attract new minority investors and borrow funds, if necessary, for future acquisitions. The Company funds its short-term working capital needs, including the purchase of video and other inventory, primarily through cash from operations. The Company expects that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital needs for its existing locations. There can be no assurance, however, that cash from operations and extended vendor terms will be sufficient to fund future video and other inventory purchases and other working capital to sustain the continued aggressive growth of the Company. If the Company's cash from operations is insufficient to fund its working capital and future growth needs, it may have to seek financing from other sources. In the event the Company is unable to obtain additional equity financing and/or debt financing, the Company may not have the liquidity to sustain its growth.

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

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company's debt approximates fair value at December 31, 2001 and June 30, 2001.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

In June 2001, the Company opened a new store in Gwinnett County, Georgia. The landowner subsequently sued the Company on the grounds that the original purchase agreement included a clause that did not permit the sale of adult material. The court issued a ruling in favor of the landowner in October 2001, which caused the Company to close the location in November 2001. In February 2002, the Company retained a law firm and threatened the former business occupants with legal action if they did not reimburse the Company for all funds expended in connection with this transaction. The Company contends the former business occupants were aware of the purchase agreement clause and leased the premises to the Company with full knowledge of the nature of the Company's business. The Company is awaiting a response from the former business occupants. In either case, this matter is not expected to have a material impact on the financial matters of the Company.

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
FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: March 26, 2002	/s/ David P. Krolik
By: David P. Krolik, Chief Financial Officer