Form 10QSB/A
period 2001-09-30
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2002-04-03
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

Amendment No. 1

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

Three months ended September 30, 2001 and 2000 (unaudited)
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

For the Three Months Ended September 30, 2001 and 2000
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

September 30, 2001 (Unaudited)

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
FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: April 3, 2002	/s/ David P. Krolik
By: David P. Krolik, Chief Financial Officer