Form 10QSB/A
period 2001-12-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2002-04-03
CIK 1093663

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

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and June 30, 2001 (unaudited)
ASSETS	December 31, 2001	June 30, 2001 (audited)
Current assets
Cash and Cash Equivalents	$ 103,667	$ 401,991
Inventory	3,173,275	2,588,957
Accounts Receivable	1,388	-
Prepaid Income Taxes	-	-
Prepaid Insurance	24,447	-
Prepaid Rentals	88,398	87,942
Total current assets	3,391,175	3,078,890

Property and equipment
Land and Buildings	279,671	279,671
Computers and Software	583,424	521,714
Furniture and Fixtures	656,558	652,949
Leasehold Improvements	1,282,037	1,177,291
Store Equipment and Signage	864,366	861,716
Vehicles	54,010	54,010
	3,720,066	3,547,351
Accumulated depreciation	(1,776,667)	(1,629,755)
Net property and equipment	1,943,399	1,917,596

Other assets
Due From Stockholders	71,303	55,304
Advances to employees	965	1,506
Goodwill - net of amortization	1,204,002	1,230,173
Deferred Income Taxes	25,000	25,000
Deposits	134,893	122,893
Investments	51,808	22,950
Total other assets	1,487,971	1,457,826

Total assets	$ 6,822,545	$ 6,454,312

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

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended December 31, 2001 and 2000 (unaudited)
	2001	2000
Sales net of returns and allowances
Product Sales	$ 4,985,312	$ 5,071,567
Service Sales	1,534,652	1,564,586
Total sales	6,519,964	6,636,153

Cost of Goods Sold	2,371,958	2,408,191
Gross Profit	4,148,006	4,227,962

General and Administrative Expenses	3,477,148	3,533,895
Income From Operations	670,858	694,067

Other Income (Expense)
Rental Income	-	41,212
Gain (loss) on the disposal of investments	-	49,511
Interest Income	1,844	3,672
Interest Expense	(26,090)	(56,645)
Other Income	38,824	46,131
Total Other Income (Expense)	14,578	83,881

Income Before Income Taxes	685,436	777,948

Provision for Income Taxes	210,373	215,890

Minority Interest	268,397	279,529

Net Income	$ 206,666	$ 282,529

Basic EPS
Earnings Per Share of Common Stock	$ 0.04	$ 0.06
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$ 0.04	$ 0.06
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended December 31, 2001 and 2000 (unaudited)
	2001	2000
Sales net of returns and allowances
Product Sales	$ 2,440,893	$ 2,557,851
Service Sales	750,809	810,304
Total sales	3,191,702	3,368,155

Cost of Goods Sold	1,173,933	1,214,878
Gross Profit	2,017,769	2,153,277

General and Administrative Expenses	1,641,646	1,810,975
Income From Operations	376,123	342,302

Other Income (Expense)
Rental Income	-	27,462
Gain (loss) on the disposal of investments	-	49,511
Interest Income	-	1,410
Interest Expense	(16,168)	(32,586)
Other Income	18,825	9,750
Total Other Income (Expense)	2,657	55,547

Income Before Income Taxes	378,780	397,849

Provision for Income Taxes	122,315	107,173

Minority Interest	124,643	142,576

Net Income	$ 131,822	$ 148,100

Basic EPS
Earnings Per Share of Common Stock	$ 0.03	$ 0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$ 0.03	$ 0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

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

The results of operations for the period ended December 31, 2001 are not indicative of the results that may be expected for the full year.

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

Depreciation expense charged to operations amounted to $146,912 and $157,658 for the six months ended December 31, 2001 and 2000, respectively.

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

Amortization expense charged to operations amounted to $35,279 and $35,193 for the six months ended December 31, 2001 and 2000, respectively.

Investments

Investments of less than 20 percent in investees where the Company does not have significant influence are carried at cost.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $110,433 and $116,117 for the for the six-month periods ending December 31, 2001 and 2000, respectively.

Comprehensive Income

There were no items of other comprehensive income for the six months ended December 31, 2001 and 2000.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including some types of derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company did not purchase any derivative instruments or enter into any derivative contracts or hedging activities for the six months ended December 31, 2001 and 2000.

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

For the six months ended December 31, 2001, the Company had net sales of $3,191,702, as compared to net sales in the three months ended December 31, 2000 of $3,368,156, a decrease of $176,454 or 5.2%. A comparison of revenues by type in fiscal 2002 to fiscal 2001 is set forth below:
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

Cost of Goods Sold

For the six months ended December 31, 2001, cost of goods sold were $2,371,958, as compared to cost of goods sold in the six months ended December 31, 2000 of $2,408,191, a decrease of $36,233, or 1.5%. The decrease is primarily due to lower sales, which was partially offset by an increase in credit card discounts (fees) and an increase in DVD sales, which have a higher cost than VCR tapes. As a percentage of related revenues (i.e. product sales cost of goods divided by product sales revenue), cost of goods sold remained relatively flat (47.6% in fiscal 2002 vs. 47.5% in fiscal 2001). A comparison of cost of goods sold by type in fiscal 2002 to fiscal 2001 is set forth below:

	FY2002		FY2002
	Cost of Goods Sold	% of Related Revenues	Cost of Goods Sold	% of Related Revenues
Product Sales	$ 1,528,015	47.5%	$ 1,543,190	51.2%
Video Sales	843,943	45.1%	865,001	41.0%
Video Rentals	-	-	-	-
Booth Revenues	-	-	-	-
Misc. Sales	-	-	-	-

Totals	$ 2,371,958	47.6%	$ 2,408,191	47.5%

For the three months ended December 31, 2001, cost of goods sold were $1,173,933, as compared to $1,214,278 in the three months ended December 31, 2000, a decrease of $40,345, or 3.3%. The decrease was primarily due to lower sales, which was partially offset by an increase in credit card discounts (fees) and an increase in DVD sales, which have a higher cost than VCR tapes. As a percentage of related revenues, cost of goods sold increased slightly (48.1% in fiscal 2002 vs. 47.5% in fiscal 2001). A comparison of cost of goods sold by type in fiscal 2002 to fiscal 2001 is set forth below:

	FY2002		FY2001
	Cost of Goods Sold	% of Related Revenues	Cost of Goods Sold	% of Related Revenues
Product Sales	$ 746,464	47.5%	$ 777,186	47.7%
Video Sales	427,469	46.4%	437,692	36.0%
Video Rentals	-	-	-	--
Booth Revenues	-	-	-	--
Misc. Sales	-	-	-	--

Totals	$ 1,173,933	48.1%	$1,214,878	47.5%

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