Form 10QSB
period 2002-03-31
FOCUS ENTERTAINMENT INTERNATIONAL INC
filed 2002-05-30
CIK 1093663

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

(Issuer''s telephone number)

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

State the number of shares outstanding of each of the issuer''s classes of common equity, as of the latest practicable date: 4,900,000 shares of its Common Stock, $.001 par value, as of May 14, 2002.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and June 30, 2001 (audited)	3
Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001	3
Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2002 and 2001	5
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001	7
Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended March 31, 2002 and 2001	7
Unaudited Schedule of General and Administrative Expenses for the Nine Months Ended March 31, 2002 and 2001	8
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001	8
Unaudited Schedule of General and Administrative Expenses for the Nine Months Ended March 31, 2002 and 2001	10
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended March 31, 2002	10
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended March 31, 2002	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1. Legal Proceedings	22
Item 2. Changes in Securities	20
Item 2. Changes in Securities	22
Item 3. Defaults on Senior Securities	20
Item 3. Defaults on Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	20
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	20
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	20
Signatures	22

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 (unaudited) and June 30, 2001 (audited)
ASSETS	March 31, 2002 (unaudited)	June 30, 2001 (audited)
ASSETS	March 31, 2002	June 30, 2001
Current Assets
Cash and Cash Equivalents	$ 183,008	$ 401,991
Inventory	3,128,436	2,588,957
Accounts Receivable	-	-
Prepaid Income Taxes	-	-
Prepaid Insurance	-	-
Prepaid Rent	88,398	87,942
Total Current Assets	3,399,842	3,078,890

Land and Buildings	279,671	279,671
Computers and Software	607,859	521,714
Furniture and Fixtures	656,558	652,949
Leasehold Improvements	1,282,037	1,177,291
Store Equipment and Signage	864,366	861,716
Vehicles	54,010	54,010
	3,744,501	3,547,351
Accumulated Depreciation	(1,850,123)	(1,629,755)
Net Property and Equipment	1,894,378	1,917,596

Other Assets:
Due From (To) Stockholders	(19,500)	55,304
Advances to Employees	965	1,506
Goodwill - Net of Amortization	1,177,255	1,230,173
Deferred Income Taxes	25,000	25,000
Deposits	143,893	122,893
Investments	51,808	22,950
Total Other Assets	1,379,421	1,457,826
TOTAL ASSETS	$ 6,673,641	$ 6,454,312

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 (unaudited) and June 30, 2001 (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2002 (unaudited)	June 30, 2001 (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2001	June 30, 2001
Current Liabilities
Current Portion of Long-Term Debt	$ 76,733	$ 356,603
Accounts Payable	880,993	1,122,921
Accrued Expenses	240,219	243,889
Income Taxes Payable	271,267	36,303
Total Current Liabilities	1,469,212	1,759,716

Long-Term Liabilities
Long-Term Debt (Net of Current Portion)	210,978	226,032
Total Liabilities	1,680,190	1,985,748

Minority Interest	1,254,287	1,049,713

Stockholders'' Equity
Common Stock; $.001 Par Value, 50,000,000 Shares Authorized, 4,900,000 Shares Issued and Outstanding	4,900	4,900
Additional Paid-In Capital	254,188	254,188
Retained Earnings	3,480,076	3,159,763
Total Stockholders'' Equity	3,739,164	3,418,851

TOTAL LIABILITIES and STOCKHOLDERS'' EQUITY	$ 6,673,641	$ 6,454,312

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months ended March 31, 2002 and 2001 (unaudited)
	2002	2001
Sales, Net of Returns and Allowances
Product Sales	$ 7,384,462	$ 7,626,861
Service Sales	2,278,351	2,434,037
Total Sales	9,662,813	10,060,898

Cost of Goods Sold	3,600,986	3,535,983
Gross Profit	6,061,827	6,524,915

General and Administrative Expenses	5,171,366	5,371,513
Income From Operations	890,461	1,153,402

Other Income (Expense)
Rental Income	-	55,612
Gain (Loss) on the Disposal of Investments	-	49,511
Interest Income	1,927	5,066
Interest Expense	(37,154)	(74,376)
Other Income	59,512	62,439
Total Other Income (Expense)	24,285	98,252

Income Before Income Taxes	914,746	1,251,654
Provision for Income Taxes	234,964	405,098
Provision for Income Taxes	234,964	405,098
Minority Interest	359,469	406,172
Net Income	$ 320,313	$ 440,384

Basic EPS
Earnings Per Share of Common Stock	$0.07	$0.09
Earnings Per Share of Common Stock	$0.07	$0.09
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.07	$0.09
Earnings Per Share of Common Stock	$0.07	$0.09
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2002 and 20012001 and 2000 (unaudited)
	2002	2001
Sales, Net of Returns and Allowances
Product Sales	$ 2,399,150	$ 2,555,294
Service Sales	743,699	869,451
Total Sales	3,142,849	3,424,745

Cost of Goods Sold	1,229,028	1,127,792
Gross Profit	1,913,821	2,296,953

General and Administrative Expenses	1,694,218	1,837,618
Income From Operations	219,603	459,335

Other Income (Expense)
Rental Income	-	14,400
Gain (Loss) on the Disposal of Investments	-	--
Interest Income	83	1,394
Interest Expense	(11,064)	(17,731)
Other Income	20,688	16,308

Total Other Income (Expense)	9,707	14,371

Income Before Income Taxes	229,310	473,706

Provision for Income Taxes	24,591	189,208
Minority Interest	91,072	126,643
Net Income	$ 113,647	$ 157,855

Basic EPS
Earnings Per Share of Common Stock	$0.02	$0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

Diluted EPS
Earnings Per Share of Common Stock	$0.02	$0.03
Average Number of Common Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended March 31, 2002 and 2001 (unaudited)
Additional
	Common	Paid in	Retained
	Stock	Capital	Earnings	Total

Balance as of June 30, 2000	$ 4,900	$ 254,188	$ 2,777,069	$ 3,036,157

Net Income			440,384	440,384

Balance as of March 31, 2001	$ 4,900	$ 254,188	$ 3,217,453	$ 3,476,541

Balance as of June 30, 2001	$ 4,900	$ 254,188	$ 3,159,763	$ 3,418,851

Net Income			320,313	320,313

Balance as of March 31, 2002	$ 4,900	$ 254,188	$ 3,480,076	$ 3,739,164

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2002 and 2001 (unaudited)
	2002	2001

Cash Flows from Operating Activities:
Net Income	$ 320,313	$ 440,384
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	220,369	236,487
Depreciation	220,368	236,487
Amortization	52,918	52,462
Minority Interest	359,469	406,172
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	7,482
Inventory	(539,479)	(330,285)
Advances to Employees	541	(1,918)
Prepaids and Other Assets	(21,456)	76,870
Accounts Payable and Accrued Expenses	(245,598)	241,917
Accounts Payable and Accrued Expenses	(245,598)	241,917
Income Taxes	234,964	75,837

Net Cash Provided by Operating Activities	382,041	1,148,569
Net Cash Provided by Operating Activities	382,041	1,148,569

Cash flows from Investing Activities
Purchase of Property and Equipment	(197,151)	(306,866)
Repurchase of Shares from Minority Interests	-	(168,353)
Investments in Non-Related LLCs	(28,858)	8,715

Net Cash Used for Investing Activities	(226,009)	(466,504)
Net Cash Used for Investing Activities	(226,009)	(466,504)

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine months ended March 31, 2002 and 2001 (unaudited)
	2002	2001

Cash Flows from Financing Activities
Advances From (To) Stockholder	74,804	(56,839)
Payments on Long-Term Debt	(294,924)	(448,084)
Payments on Long-Term Debt	(294,924)	(448,084)
Minority Interest Contributions	--	--
Minority Interest Distributions	(154,895)	(305,821)
Minority Interest Distributions	(154,895)	(305,821)

Net Cash Used for Financing Activities	(375,015)	(753,905)
Net Cash Provided Used for Financing Activities	(375,015)	(753,905)

Net Increase (Decrease) in Cash	(218,983)	(71,840)

Cash and Cash Equivalents, Beginning of Period	401,991	373,661

Cash and Cash Equivalents, End of Period	$ 183,008	$ 301,821

Supplemental Disclosures of Cash Flow Information:

Cash Payments During the Period for:
Interest on Debt Obligations	$ 37,154	$ 74,376
Income Taxes	-	210,000

The accompanying notes are an integral part of these financial statements.

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the Nine Months Ended March 31, 2002 and 2001
	2002	2001
Advertising	$ 172,227	$ 170,474
Amortization	52,918	52,462
Auto Leases	10,211	13,128
Auto and Truck Expense	13,236	13,786
Bad Debt Expense	-	-
Bank Charges	36,117	30,962
Computer Expenses	26,855	45,018
Contract Services	50,950	101,553
Contributions	750	3,926
Depreciation	220,368	236,487
Dues and Subscriptions	580	5,727
Insurance - General	121,949	100,027
Insurance - Group	114,540	46,759
Legal and Professional	193,085	149,289
Office Expenses	128,335	110,509
Payroll Fees	2,674	12,130
Penalties and Fines	4,375	34,183
Rental - Buildings	854,530	796,730
Rental - Equipment	12,796	8,443
Repairs and Maintenance	163,551	151,309
Salaries and Wages	2,223,820	2,517,708
Consulting Fees	69,868	-
Special Promotions	10,370	23,816
Taxes and Licenses	74,584	83,378
Taxes - Payroll	156,410	190,020
Telephone	120,908	132,668
Travel and Entertainment	178,128	186,642
Utilities	157,231	154,379

Total General and Administrative Expense	$ 5,171,366	$ 5,371,513

FOCUS ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Focus Entertainment International, Inc. (the ""Company"" or ""Focus"") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company''s Form 10K-SB, which contains audited financial statements for the Company for the fiscal year ended June 30, 2001, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2002 are not indicative of the results that may be expected for the full year.

Company''s Activities

Focus and its subsidiaries operate Adult Fantasy Stores which rent adult videos and retail in adult videos, marital aids, lotions, novelties, magazines, provocative clothing, lingerie, tobacco, tobacco related products, and adult viewing booths. The stores operate under the trade names of Inserection, Heaven, New York Video, Cupid''s Arrow and Water Pipe World and are located in the metropolitan Atlanta, Georgia area in Fulton, Cobb, and DeKalb counties and in Myrtle Beach, South Carolina, in Horry County. The Company has also promoted boxing events under the name ""Boxing in Buckhead"".

Principles of Consolidation

The Company wholly owns Midtown Visuals, Inc. and Morrison Distributors, Ltd. Midtown owns controlling interest in Unique Visuals, LLC, Exciting Visuals, LLC, Creative Visuals, LLC, Fantastic Visuals, LLC, Northside Visuals, LLC, Cheshire Visuals, LLC, New York Video, Innovative Visuals, LLC, 1690 Cobb, LLC, Snellville Visuals, LLC, and Myrtle Beach Visuals, LLC. The financial statements of these subsidiaries have been consolidated. Minority interests acquired over time have been recorded using the purchase method. Goodwill was recorded for the excess of the purchase price over the proportionate share of the fair value of net assets acquired. Significant inter-company balances and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets by accelerated and straight-line methods. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense charged to operations amounted to $220,368 and $236,487 for the nine months ended March 31, 2002 and 2001, respectively.

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

Amortization expense charged to operations amounted to $52,918 and $52,462 for the nine months ended March 31, 2002 and 2001, respectively.

Investments

Investments of less than 20 percent in investees where the Company does not have significant influence are carried at cost.

Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. Advertising expense was $172,227 and $170,474 for the nine months ended March 31, 2002 and 2001, respectively.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ""Accounting for Derivative Instruments and Hedging Activities"". This statement addresses the accounting for derivative instruments, including some types of derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company did not purchase any derivative instruments or enter into any derivative contracts or hedging activities for the quarterly periods ended March 31, 2002 and 2001.September 30, 2001 and 2000.

Prior to June 30, 2001, we adopted Statement of Financial Accounting Standards No. 131, ""Disclosures about Segments of an Enterprise and Related Information."" SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with information our management uses to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region. The adoption of the provision of SFAS No. 131 has not significantly impacted our financial reporting because the Company operates in one business segment and geographic region.

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

The Company plans to adoptadopted the provisions of SFAS No. 142 effective July 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations of the Company.

Note 2 - Disclosure about Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

Notes Payable

The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective borrowing rate for issuance of debt with similar terms and remaining maturities.

Note 3 - Inventory

Inventory consisted of:

	March 31, 2002	June 30, 2001

Retail Video Tapes	$ 1,139,180	$ 1,394,184
Retail Product	1,984,107	1,191,041
Bar Inventory	5,149	3,732

	$ 3,128,436	$ 2,588,957

Both videos and product are held for sale. Videos are also available for rental. Rental videos are generally sold within one year. Therefore, all videos are classified as a current asset and are not amortized.

Note 4 - Long-term debt

Long-term debt consists of:

	March 31,2002	June 30, 2001

Mortgage note payable to individuals in monthly installments of $2,045, including interest at 10 percent. The note is collateralized by a deed to secure debt on land and building.	$ 213,997	$ 217,915
Mortgage note payable to individuals in monthly installments of $2,045, including interest at 10 percent. The note is collateralized by a deed to secure debt on land and building.	$ 213,997	$ 217,915

Note payable to company in 12 monthly installments of $1,752, including interest at 8 percent. The note is collateralized by certain equipment.	8,612	18,499
Note payable to company in 12 monthly installments of $1,752, including interest at 8 percent. The note is collateralized by certain equipment.	8,612	18,499

Note payable to finance company in monthly installments of $695. Including interest at 9.755% per annum. The note is collateralized by a vehicle.	-	3,151
Note payable to finance company in monthly installments of $695. Including interest at 9.755% per annum. The note is collateralized by a vehicle.	-	3,151

Note payable to limited partnership in monthly installments of $11,768, including interest at 12 percent. The note is collateralized by a guarantee from the majority stockholder.	13,594	79,180
Note payable to limited partnership in monthly installments of $11,768, including interest at 12 percent. The note is collateralized by a guarantee from the majority stockholder.	13,594	79,180

Note payable to company in monthly installments of $10,833 including interest at 8 percent. The note is collateralized by minority interests in various subsidiaries.	7,616	134,470
Note payable to company in monthly installments of $10,833 including interest at 8 percent. The note is collateralized by minority interests in various subsidiaries.	7,616	134,470

Note payable to company in monthly installments of $16,667, including interest at 8 percent. The note is collateralized by a subsidiary.	43,892	129,420
Note payable to company in monthly installments of $16,667, including interest at 8 percent. The note is collateralized by a subsidiary.	43,892	129,420
	287,711	582,635

Less: current portion	76,733	356,603

Net long-term debt	$ 210,978	$ 226,032

Interest expense of $37,154 and $74,376 for 2002 and 2001, respectively, is included in the accompanying consolidated statements of operations.

Note 5 - Concentrations

The Company operated nine of thirteen retail locations in 2002 and nine of twelve locations in 2001 in Fulton County, Georgia. The Company operates in an industry that is the subject of substantial litigation and adverse public and political opinion. The Company has successfully defended its right to operate this business and feels it will be able to continue to defend this right. The Company is actively pursuing additional locations in other legal jurisdictions in an attempt to diversify the concentration of one legal jurisdiction.

Note 4 - Minority Interest

The Company has formed Limited Liability Companies (LLCs) to operate its locations. Profits and losses of each location is allocated to the investors based on formulas set forth in the operating agreements of the LLCs. Distributions are made to the investors based on formulas set forth in the operating agreements.
Subsidiary	Minority Earnings Fiscal 2002	Minority Distributions Fiscal 2002	Minority Ownership March 31, 2002	Minority Equity March 31, 2002

Unique Visuals, LLC	$ -	$ -	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	119,808	55,041	25.00%	408,626
Exciting Visuals, LLC	119,808	47,041	25.00%	416,626
Fantastic Visuals, LLC	176,836	85,241	48.75%	664,040
Fantastic Visuals, LLC	176,836	75,523	48.75%	673,758
Northside Visuals, LLC	(1,308)	675	4.17%	8,473
Northside Visuals, LLC	(1,308)	761	4.17%	8,387
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	54,646	11,602	29.95%	145,689
New York Video, LLC	54,646	12,002	29.95%	145,289
Innovative Visuals, LLC	8,090	2,336	29.90%	32,324
Innovative Visuals, LLC	8,090	2,481	29.90%	32,179
1690 Cobb, LLC	-	-	0.00%	-
Snellville Visuals, LLC	1,397	-	9.00%	(4,865)
Snellville Visuals, LLC	1,397	23	9.00%	(4,888)
Myrtle Beach Visuals, LLC	-	-	0.00%	-

Total	$ 359,469	$ 154,895		$ 1,254,287
Total	$ 359,469	$ 137,831		$ 1,271,351
Subsidiary	Minority Earnings Fiscal 2001	Minority Distributions Fiscal 2001	Minority Ownership March 31, 2001	Equity March 31, 2001

Unique Visuals, LLC	$ -	$ -	0.00%	$ -
Creative Visuals, LLC	-	-	0.00%	-
Exciting Visuals, LLC	134,417	77,187	25.00%	281,159
Fantastic Visuals, LLC	261,136	169,601	49.47%	557,042
Northside Visuals, LLC	3,009	3,208	4.17%	13,285
Cheshire Visuals, LLC	-	-	0.00%	-
New York Video, LLC	30,986	6,616	29.95%	122,698
Innovative Visuals, LLC	14,621	49,209	29.90%	87,683
1690 Cobb, LLC	-	-	0.00%	-
Snellville Visuals, LLC	(3,785)	-	9.00%	(15,826)
Myrtle Beach Visuals, LLC	-	-	0.00%	-

Total	$ 406,172	$ 305,821		$ 1,046,041

Note 5 - Repurchase of Minority Interests

On September 30, 2000, the Company purchased a 4.38 percent interest in Northside Visuals, LLC from two minority investors for $26,923. The book value of the interest purchased was $15,103. This transaction resulted in the recognition of $11,820 in goodwill, and increased the Company''s ownership to 95.83 percent.

On December 31, 2000, the Company purchased a 5.00 percent interest in Federal Visuals, LLC from a minority investor for $1. The book value of the interest purchased was $500. This transaction resulted in the recognition of ($499) in goodwill, and increased the Company''s ownership to 100.00 percent.

On January 30, 2001, the Company purchased a 4.00 percent interest in Snellville Visuals from a minority investor for $22,000. The book value of the interest purchased was $14,529 resulting in the recognition of $7,471 in goodwill.

Item 2. Management''s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 on Form 10-QSB, may constitute ""forward-looking statements"" within the meaning of the Private Securities Litigation Reform Act of 1995 (the ""Reform Act""). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words ""believe"", ""expect"", ""anticipate"", ""seek"" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Revenues

For the nine months ended March 31, 2002, the Company had net sales of $9,662,813, as compared to net sales in the nine months ended March 31, 2001 of $10,060,898, a decrease of $398,085, or 3.96%. A comparison of revenues by type in fiscal 2002 to fiscal 2001 is set forth below:
	FY2002	FY2001
Product Sales	$ 4,702,696	$ 4,564,893
Video Sales	2,787,276	3,190,348
Video Rentals	1,758,066	1,885,113
Booth Revenues	520,942	503,499
Boxing Revenues	-	-
Misc. Sales	(657)	45,425
Sales and Credit Card Discounts	(105,510)	(128,380)

Totals	$ 9,662,813	$ 10,060,898

For the three months ended March 31, 2002, the Company had net sales of $3,142,849, as compared to net sales in the three months ended March 31, 2001 of $3,424,745, a decrease of $281,896, or 8.23%. A comparison of revenues by type for the three-month periods in fiscal 2002 and fiscal 2001 is set forth below:
	FY2002	FY2001
Product Sales	$ 1,483,079	$ 1,551,621
Video Sales	915,353	1,080,590
Video Rentals	580,563	646,160
Booth Revenues	163,793	177,866
Boxing Revenues	-	-
Misc. Sales	(657)	8,946
Sales and Credit Card Discounts	718	(40,438)

Totals	$ 3,142,849	$ 3,424,745

In June 2001, the Company opened a new store in Gwinnett County, Georgia. The new store had revenues of $51,817 for the nine months ended March 31, 2002. The Company was subsequently sued by the landowner on the grounds that the original purchase agreement included a clause that did not permit the sale of adult material. The court issued a ruling in favor of the landowner in October 2001, which caused the Company to close the location in November 2001. The Company has retained a law firm and is threatening litigation against the former owners if they do not repay the amounts expended on the location (see Part II, Item 1., Legal Proceedings).

Revenues from existing locations were down slightly in the third quarter of fiscal 2002 as the events of September 11 impacted the retail sector. The Company operates in the metropolitan Atlanta, Georgia area where Delta Airlines is one of the areas major employers. Immediately after the September 11 incident, Delta Airlines laid off approximately 6,000 employees. Delta''s reduction in force affected other businesses and caused the economy to take a downward turn in the metropolitan Atlanta area. Even though Delta has since rehired most of its work force, the metropolitan Atlanta area, like the rest of the country, is still in an economic downturn. In response to the slower economy, the Company reduced its general and administrative expenses to help compensate for the drop in revenue. If the economy doesn''t recover, the Company could experience lower than expected profits from lower revenues if it cannot reduce expenses to match the revenue loss.

Cost of Goods Sold

For the nine months ended March 31, 2002, cost of goods sold were $3,600,986, as compared to cost of goods sold in the nine months ended March 31, 2001 of $3,535,983, an increase of $65,003, or 1.8%. As a percentage of net sales, cost of goods sold increased from 35.1% to 37.3% from fiscal 20012002 to fiscal 2002.2001. Cost of goods sold as a percentage of net sales increased as a result of increased price competition from discount stores located in close proximity to the Company''s locations. Additionally, the sales mix contains more product sales ($137,803) forduring the first nine months of fiscal 2002 as compared to the same period in fiscal 2001. Product sales are generally less profitable than the Company''s other business lines.

A comparison of cost of goods sold by type in fiscal 2002 to fiscal 2001 is set forth below:

	FY2002		FY2001
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 2,419,181	51.4%	$ 2,175,880	47.7%
Video Sales	1,181,805	42.4%	1,360,103	42.6%
Video Rentals	-	-	-	-
Booth Revenues	-	-	-	-
Boxing Revenues	-	-	-	-
Misc. Sales	-	-	-	-

Totals	$ 3,600,986	37.3%	$ 3,535,983	35.1%

For the three months ended March 31, 2002, cost of goods sold were $1,229,028, as compared to $1,127,792 in the similar period for 2001, an increase of $101,326, or 9.0%. The increase in the quarterly comparison is primarily attributable to the sale of lower margin products in the 2002 period, including a trend toward the sale of DVD''s, which have a higher cost than traditional VCR tapes.

A comparison of cost of goods sold by type in fiscal 2002 to fiscal 2001 is set forth below:

	FY2002		FY2001
	Cost of Goods Sold	% of Revenues	Cost of Goods Sold	% of Revenues
Product Sales	$ 679,652	45.8%	$ 632,690	40.8%
Product Sales	$ 679,652	55.3%	$ 632,690	51.5%
Video Sales	549,376	60.0%	495,102	45.8%
Video Sales	549,376	44.7%	495,102	41.0%
Video Rentals	-	-	-	-
Booth Revenues	-	-	-	-
Boxing Revenues	-	-	-	-
Misc. Sales	-	-	-	-

Totals	$ 1,229,028	39.1%	$ 1,127,792	32.9%

General and Administrative Expenses

For the nine-month and three-month periods ended March 31, 2002, general and administrative expenses were $5,171,366 and $1,694,218, as compared to $5,371,513 and $1,837,618 for the similar periods ended March 31, 2001, respectively. General and administrative expenses decreased by $200,147, or 3.7%, for the nine months ended March 31, 2002 as compared to March 31, 2001, and decreased by $143,400, or 7.8%, for the three months ended March 31, 2002 when compared to the similar period in 2001. As previously stated, the Company enacted some cost-cutting measures in the third quarter of fiscal 2002 in response to the downturn in the economy, primarily due to the events of September 11, 2001. The decreases were primarily in contract services, reduced itsreductions in the workforce and cutreduced travel and entertainment expenses. These reductions were partially offsetprimarily by increases in general liability and group health insurance premiums and building rents.

Other Income (Expense)

For the nine-month and three-month periods ended March 31, 2002, other income decreased by $73,967 and $4,664, respectively, as compared to the same periods in the prior fiscal year. This is primarily attributable to an increase in payment discounts and decreases in rental income of $55,612, and a gain on the disposal of investments of $49,511, which was partially offset by a decrease in interest expense of $37,222 and reduced interest income ($3,139) from fewer investments and lower interest rates.

Income Taxes

The Company incurred income tax expense of $234,964 and $24,591, as compared to income tax expense of $405,098 and $189,208 for the nine-month and three-month periods ended March 31, 2002 and March 31, 2001, respectively. The decrease in income tax expense is primarily attributable to a decrease in taxable income attributable to lower sales and the shift in sales mix to products versesinstead of services (products and videos verses video viewing booths), which was partially offset by an increase in nondeductible expenses. As of March 31, 2002 and 2001, the Company had deferred income taxes of $25,000. Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets of a company will not be realized. At March 31, 2002, no valuation allowance was recorded against the deferred tax asset because the Company determined from its projections that it is more likely than not that future taxable income will be sufficient to realize the deferred tax asset.

Net Income

For the nine-month and three-month periods ended March 31, 2002, the Company had net income of $320,313 and $113,647, compared to net income of $440,384 and $157,855 for the similar periods of the prior year. Net income decreasedincreased in the three months ended March 31, 2002, as compared to the prior year''s period period, despite the drop in operating income due to a $73,643 decrease in minority interest expense resulting from the Company's repurchase of minority interests in operating subsidiaries. A decrease in minority interest expense of $295,124 in the nine-month period also substantially offset a decline in operating income in that period.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents of $183,008, as compared to cash of $401,991 as of June 30, 2002.2001. As of March 31, 2002, the Company''s net working capital was $1,930,630, as compared to net working capital of $1,319,174 as of June 30, 2001, an increase of $611,456 during the nine-month period. The increase is primarily the result of a build-up of inventory in anticipation of a much busier holiday season than what was actually realized and payments on long-term debt, which was partially offset by decreases in cash and accruals for income tax liabilities. As of March 31, 2002, long-term debt was $210,978, as compared to $226,032 as of June 30, 2002,2001, a decrease of $15,054 during the nine-month period. As of March 31, 2002, current portion of long-term debt was $356,603, as compared to $76,733 as of June 30, 2001, a decrease of $279,870 during the nine-month period.

During the nine months ended March 31, 2002, the Company continued to concentrate on improving and consolidating its long-term financial position. The improvements in the Company''s balance sheet in fiscal 2002 should improve the long-term profitability of the Company''s current operations and position the Company for future sustained growth.

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

The Company''s primary long-term capital needs are for opening and acquiring new locations. The Company expects to fund such needs through cash flows from operations, bank credit facilities, trade credit, and equipment leases.

Quantitative and Qualitative Disclosure about Market Risk

The Company''s market risk sensitive instruments do not subject it to material risk exposures. The carrying value of the Company''s debt approximates fair value at March 31, 2002 and June 30, 2001.

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
FOCUS ENTERTAINMENT INTERNATIONAL, INC.
Date: May 30, 2002	/s/ David Krolik
Date: May 30, 2002	/s/ David Krolik
By: David Krolik, Chief Financial Officer